Form 10QSB
period 2006-01-31
American Bonanza Resources Corp.
filed 2006-04-27
CIK 1342916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended January 31, 2006

                        Commission File Number 333-130286


                        AMERICAN BONANZA RESOURCES CORP.
                 (Name of small business issuer in its charter)

       Nevada                                                   20-2781289
(State of incorporation)                                (IRS Employer ID Number)

                        Suite 206 - 455 Granville Street
                              Vancouver, BC V6C1T1
                                 (604) 681-8123
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,000,000 shares of Common Stock outstanding as of January 31, 2006.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of             As of
                                                                       January 31,       October 31,
                                                                          2006              2005
                                                                        -------           -------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                  $   617           $ 4,919
                                                                        -------           -------
TOTAL CURRENT ASSETS                                                        617             4,919
                                                                        -------           -------

                                                                        $   617           $ 4,919
                                                                        =======           =======

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable                                                      $ 2,000           $    --
  Due to Director                                                           100                --
                                                                        -------           -------
Total Current Liabilities                                                 2,100                --
                                                                        -------           -------

TOTAL LIABILITIES                                                         2,100                --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,000,000 shares issued and outstanding
   as of January 31, 2006 and October 31, 2005)                           1,000             1,000
  Additional paid-in capital                                              4,000             4,000
  Deficit accumulated during exploration stage                           (6,483)              (81)
                                                                        -------           -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (1,483)            4,919
                                                                        -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $   617           $ 4,919
                                                                        =======           =======

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                    May 2, 2005
                                             Three Months           (inception)
                                                Ended                through
                                              January 31,           January 31,
                                                 2006                  2006
                                              -----------           -----------
REVENUES
  Revenues                                    $        --           $        --
                                              -----------           -----------
TOTAL REVENUES                                         --                    --

OPERATING COSTS
  Administrative Expenses                           3,402                 3,483
  Professional fees                                 3,000                 3,000
                                              -----------           -----------
TOTAL OPERATING COSTS                               6,402                 6,483
                                              -----------           -----------

NET INCOME (LOSS)                             $    (6,402)          $    (6,483)
                                              ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE               $     (0.01)
                                              ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      1,000,000
                                              ===========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From May 2, 2005 (Inception) through January 31, 2006
--------------------------------------------------------------------------------



                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --       $    --       $    --        $    --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000         4,000                        5,000

Net loss,  October 31, 2005                                                            (81)           (81)
                                         ---------     -------       -------       -------        -------
BALANCE, OCTOBER 31, 2005                1,000,000       1,000         4,000           (81)         4,919
                                         ---------     -------       -------       -------        -------
Net loss, January 31, 2006                                                          (6,402)        (6,402)
                                         ---------     -------       -------       -------        -------
BALANCE, JANUARY 31, 2006                1,000,000     $ 1,000       $ 4,000       $(6,483)       $(1,483)
                                         =========     =======       =======       =======        =======

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                   May 2, 2005
                                                                 Three Months      (inception)
                                                                    Ended            through
                                                                  January 31,       January 31,
                                                                     2006              2006
                                                                   -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(6,402)          $(6,483)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                          2,000             2,000
    Increase (decrease) in Payable to Director                         100               100
                                                                   -------           -------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (4,302)           (4,383)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --             1,000
  Additional paid-in capital                                            --             4,000
                                                                   -------           -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --             5,000
                                                                   -------           -------

NET INCREASE (DECREASE) IN CASH                                     (4,302)              617

CASH AT BEGINNING OF PERIOD                                          4,919                --
                                                                   -------           -------
CASH AT END OF PERIOD                                              $   617           $   617
                                                                   =======           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                         $    --           $    --
                                                                   =======           =======
  Income Taxes                                                     $    --           $    --
                                                                   =======           =======

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Bonanza Resources Corp. (the Company) was incorporated under the laws of the State of Nevada on May 2, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and staking of mining claims. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an October 31, year-end.

b. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 2, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

d. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to January 31, 2006 and generated a net loss of $6,483. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 2,000,000 units for sale at $.05 per unit to raise capital of $100,000 to implement their business plan. Each unit will consist of one share and two- share purchase warrants. Each share purchase warrant will be valid for a period of two years and will be exercisable at a price of $.10 per share. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2006


NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning January 1, 2006 the Company will pay a director $100 per month for use of office space and services. Both officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Neither Thomas Gelfand nor Robert Gardner, officers and directors of the Company, will be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 6. INCOME TAXES

                                                          As of January 31, 2006
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $   972
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                         972
     Valuation allowance                                              (972)
                                                                   -------

     Net deferred tax assets                                       $     0
                                                                   =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of January 31, 2006, the Company has a net operating loss carryforwards of approximately $6,483. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2006


NOTE 8. MINERAL PROPERTY

On October 17, 2005 the Company staked mining claims located east of Lillooet Lake and 25 kilometres southeast of Pemberton in South-Western British Columbia.

NOTE 9. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On May 2, 2005 the Company issued a total of 1,000,000 shares of common stock to two directors for cash in the amount of $0.005 per share for a total of $5,000.

As of January 31, 2006 the Company had 1,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We expect our current cash in the bank of $617 at January 31, 2006, to satisfy cash requirements until we are able to complete our proposed offering of 2,000,000 units registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2006.

Our plan of operation for the twelve months following the completion of our offering is to implement the first three phases of exploration programs on the Twin Mineral Claims. In addition to the $85,000 we anticipate spending for Phases I, II and III of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $100,000, which is the amount to be raised in our offering. We will require the funds from the offering to proceed.

The Phase I budget will cover initial geological mapping; silt (soil if necessary) geochemical sampling of defined drainages; and prospecting. The Phase II budget will cover the detailed geological mapping and geophysical surveying. Phase III will involve a limited airborne survey if the equipment is available prior to drilling. All three phases are estimated to cost $85,000. We have not yet commenced any exploration work on the Twin Mineral Claims.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to January 31, 2006, we had no revenues and incurred net operating losses of $6,483, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception was $5,000, which was the total proceeds raised from the private sale of stock to our officer and director.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

Following is an outline of the exploration program we plan to implement on our property after receiving funding:

The Phase I budget will cover initial geological mapping; silt (soil if necessary) geochemical sampling of defined drainages; and prospecting. The Phase II budget will cover the detailed geological mapping and geophysical surveying. Phase III will involve a limited airborne survey if the equipment is available prior to drilling. All three phases are estimated to cost $85,000 as described below. All figures in US dollars.

BUDGET - PHASE I
         Geologist                  5 days @ $500/day                   $  2,500
         Geotechnician              10 days @ $250/day                  $  2,500
         Equipment rental           1 x 4 wheel drive vehicle           $    500
                                    Fuel, Food, Field Supplies          $  1,500
                                    Assays 40 @ $250 each               $  1,000
                                    Report                              $  1,200
                                    Filing Fees                         $    300
                                                                        --------
         TOTAL                                                          $  9,500
                                                                        ========

BUDGET - PHASE II
         Follow-up Geochem Surveying Grid establishment                 $  4,000
         Detailed Geological Mapping and sampling                       $  4,000
         Assays 200 samples $20 / metre                                 $  4,000
         Follow-up Report and supervision                               $  3,000
                                                                        --------
         TOTAL                                                          $ 15,000
                                                                        ========

PHASE III
         Following the geological mapping, sampling and prospecting of Phase I and II, the Phase III exploration program will utilize a helicopter equipped, airborne EM system if one is available in the area to conduct a detailed geophysical survey of the target areas to further refine the targets, prior to drilling.

BUDGET - PHASE III
         Airborne Electromagnetic Survey                                $ 15,000
         Drilling 500 metres at $90 / metre                             $ 40,000
         Follow-up Report and supervision                               $  5,500
                                                                        --------
         TOTAL                                                          $ 60,500
                                                                        ========

         GRAND TOTAL                                                    $ 85,000
                                                                        ========

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our October 31, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-130286.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a. Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an October 31, year-end.

b. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 2, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

d. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

e. Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-130286, at the SEC website at www.sec.gov:

         Exhibit
         Number                       Description
         ------                       -----------
         3.1        Articles of Incorporation*
         3.2        Bylaws*
         31.1       Sec. 302 Certification of Principal Executive Officer
         31.2       Sec. 302 Certification of Principal Financial Officer
         32.1       Sec. 906 Certification of Principal Executive Officer
         32.2       Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended January 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2006                    American Bonanza Resources Corp, Registrant


                                  By: /s/ Thomas Gelfand
                                      ------------------------------------------
                                      Thomas Gelfand, President, Chief Executive
                                      Officer, Principal Accounting Officer,
                                      Chief Financial Officer,
                                      Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 27, 2006                    American Bonanza Resources Corp, Registrant


                                  By: /s/ Thomas Gelfand
                                      ------------------------------------------
                                      Thomas Gelfand, President, Chief Executive
                                      Officer, Principal Accounting Officer,
                                      Chief Financial Officer,
                                      Secretary and Chairman of the Board