Form 10QSB
period 2006-04-30
American Bonanza Resources Corp.
filed 2006-06-14
CIK 1342916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                       For the Period ended April 30, 2006

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

There were 1,820,000 shares of Common Stock outstanding as of April 30, 2006.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    April 30,         October 31,
                                                                      2006               2005
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 41,087           $  4,919
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                  41,087              4,919
                                                                    --------           --------

                                                                    $ 41,087           $  4,919
                                                                    ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Loan payable - (a related party)                                  $  4,900           $     --
                                                                    --------           --------
Total Current Liabilities                                              4,900                 --
                                                                    --------           --------

TOTAL LIABILITIES                                                      4,900                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
    authorized; 1,820,000 and 1,000,000 shares issued and
    outstanding as of April 30, 2006 and October 31, 2005)             1,820              1,000
  Additional paid-in capital                                          44,180              4,000
  Deficit accumulated during exploration stage                        (9,813)               (81)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            36,187              4,919
                                                                    --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 41,087           $  4,919
                                                                    ========           ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                    May 2, 2005
                                         Six Months            Three Months          (inception)
                                           Ended                 Ended                through
                                          April 30,             April 30,             April 30,
                                            2006                  2006                  2006
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative Expenses                      5,479                 2,077                 5,559
  Professional fees                            4,253                 1,253                 4,253
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                          9,732                 3,330                 9,813
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (9,732)          $    (3,330)          $    (9,813)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,004,530             1,009,213
                                         ===========           ===========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 2, 2005 (Inception) through April 30, 2006
--------------------------------------------------------------------------------



                                                                                     Deficit
                                                                                   Accumulated
                                                        Common       Additional      During
                                           Common       Stock         Paid-in      Exploration
                                           Stock        Amount        Capital         Stage        Total
                                           -----        ------        -------         -----        -----
BALANCE, MAY 2, 2005                            --     $    --       $     --       $     --     $     --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000          4,000                       5,000

Net loss,  October 31, 2005                                                              (81)         (81)
                                         ---------     -------       --------       --------     --------
BALANCE, OCTOBER 31, 2005                1,000,000       1,000          4,000            (81)       4,919
                                         ---------     -------       --------       --------     --------
Stock issued for cash pursuant
to SB-2 offering @ $.05 per share          820,000         820         40,180                      41,000

Net loss,  April 30, 2006                                                             (9,732)      (9,732)
                                         ---------     -------       --------       --------     --------

BALANCE, APRIL 30, 2006                  1,820,000     $ 1,820       $ 44,180       $ (9,813)    $ 36,187
                                         =========     =======       ========       ========     ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     May 2, 2005
                                                               Six Months        Three Months        (inception)
                                                                 Ended              Ended             through
                                                                April 30,          April 30,          April 30,
                                                                  2006               2006               2006
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (9,732)          $ (3,330)          $ (9,813)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:                        --                 --                 --
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                           --             (2,000)                --
    Increase (decrease) in loan payable - (a related party)        4,900              4,800              4,900
                                                                --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (4,832)              (530)            (4,913)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           820                820              1,820
  Additional paid-in capital                                      40,180             40,180             44,180
                                                                --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        41,000             41,000             46,000
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   36,168             40,470             41,087

CASH AT BEGINNING OF PERIOD                                        4,919                618                 --
                                                                --------           --------           --------

CASH AT END OF PERIOD                                           $ 41,087           $ 41,087           $ 41,087
                                                                ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --           $     --           $     --
                                                                ========           ========           ========
  Income Taxes                                                  $     --           $     --           $     --
                                                                ========           ========           ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2006


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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2006


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to April 30, 2006 and generated a net loss of $9,813. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. WARRANTS AND OPTIONS

There are currently 1,640,000 warrants outstanding exercisable at a price of $.10 per share expiring March 2, 2008. There are currently no outstanding options to acquire any additional shares of common.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2006


NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning January 1, 2006 the Company has been paying a director $100 per month for use of office space and services. Both officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Neither Thomas Gelfand nor Robert Gardner, officers and directors of the Company, will be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering. As of April 30, 2006 the Company owes $4,900 to a director for advances made to the Company.

NOTE 6. INCOME TAXES

                                                            As of April 30, 2006
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 1,472
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       1,472
     Valuation allowance                                            (1,472)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. NET OPERATING LOSSES

As of April 30, 2006, the Company has a net operating loss carryforwards of approximately $9,813. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2006


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

During the months of March and April of 2006, 820,000 units from the Company's registered SB-2 offering had been sold reflecting 820,000 shares of common stock.

As of April 30, 2006 the Company had 1,820,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,820,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at April 30, 2006 was $41,087. In order to satisfy our cash requirements we need to complete our offering of 2,000,000 units registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2006. As of April 30, 2006 we had sold 820,000 units at the offering price of $0.05 for proceeds of $41,000. If all the Units are not sold and the total offering amount is not deposited by the expiration date of the offering, all monies will promptly be returned to investors, without interest or deduction.

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

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to April 30, 2006, we had no revenues and incurred net operating losses of $9,813, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception is $46,000 which includes $5,000 raised from the private sale of stock to an officer and director and $41,000 from the offering pursuant to our SB-2 Registration Statement.

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

The following exhibits are included with this quarterly filing.

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

There were no reports filed on Form 8-K during the quarter ended April 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 12, 2006          American Bonanza Resources Corp, Registrant


                       By: /s/ Thomas Gelfand
                          ------------------------------------------------------
                          Thomas Gelfand, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 12, 2006          American Bonanza Resources Corp, Registrant


                       By: /s/ Thomas Gelfand
                          ------------------------------------------------------
                          Thomas Gelfand, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board