Form 10QSB
period 2006-07-31
American Bonanza Resources Corp.
filed 2006-09-14
CIK 1342916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                       For the Period ended July 31, 2006

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

There were 1,820,000 shares of Common Stock outstanding as of July 31, 2006.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        July 31,          October 31,
                                                                          2006               2005
                                                                        --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                  $ 44,672           $  4,919
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      44,672              4,919
                                                                        --------           --------

                                                                        $ 44,672           $  4,919
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  1,000           $     --
  Due to Director                                                          5,200                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  6,200                 --
                                                                        --------           --------

TOTAL LIABILITIES                                                          6,200                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,900,000 and 1,000,000 shares issued and
   outstanding as of July 31, 2006 and October 31, 2005)                   1,900              1,000
  Additional paid-in capital                                              48,100              4,000
  Deficit accumulated during exploration stage                           (11,528)               (81)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      38,472              4,919
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 44,672           $  4,919
                                                                        ========           ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                              May 2, 2005
                                          Nine Months      Three Months      May 2, 2005      (inception)
                                             Ended             Ended       (Inception) to       through
                                           July 31,          July 31,         July 31,          July 31,
                                             2006              2006             2005              2006
                                         -----------       -----------       -----------       -----------
REVENUES
  Revenues                               $        --       $        --       $        --       $        --
                                         -----------       -----------       -----------       -----------
TOTAL REVENUES                                    --                --                --                --

OPERATING COSTS
  Administrative Expenses                      6,194               715                62             6,274
  Professional fees                            5,253             1,000                --             5,253
                                         -----------       -----------       -----------       -----------
TOTAL OPERATING COSTS                         11,447             1,715                62            11,527
                                         -----------       -----------       -----------       -----------

NET INCOME (LOSS)                        $   (11,447)      $    (1,715)      $       (62)      $   (11,527)
                                         ===========       ===========       ===========       ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)      $     (0.00)               --
                                         ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,378,022         1,898,261                --
                                         ===========       ===========       ===========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 2, 2005 (Inception) through July 31, 2006
--------------------------------------------------------------------------------


                                                                                     Deficit
                                                                                   Accumulated
                                                        Common       Additional      During
                                           Common       Stock         Paid-in      Exploration
                                           Stock        Amount        Capital         Stage        Total
                                           -----        ------        -------         -----        -----
BALANCE, MAY 2, 2005                            --     $    --       $     --       $     --     $     --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000          4,000                       5,000

Net loss, October 31, 2005                                                               (81)    $    (81)
                                         ---------     -------       --------       --------     --------
BALANCE, OCTOBER 31, 2005                1,000,000     $ 1,000       $  4,000       $    (81)       4,919
                                         ---------     -------       --------       --------     --------
Net loss, January 31, 2006                                                            (6,402)      (6,402)
                                         ---------     -------       --------       --------     --------
BALANCE, JANUARY 31, 2006                1,000,000     $ 1,000       $  4,000       $ (6,483)    $ (1,483)
                                         ---------     -------       --------       --------     --------
Stock issued for cash pursuant
to SB-2 offering @ $.05 per share          820,000         820         40,180                      41,000

Net loss, April 30, 2006                                                              (3,330)      (3,330)
                                         ---------     -------       --------       --------     --------
BALANCE, APRIL 30, 2006                  1,820,000     $ 1,820       $ 44,180       $ (9,813)    $ 36,187
                                         ---------     -------       --------       --------     --------
Stock issued for cash pursuant
to SB-2 offering @ $.05 per share           80,000          80          3,920                       4,000
                                         ---------     -------       --------       --------     --------
Net loss, July 31, 2006                                                               (1,715)      (1,715)
                                         ---------     -------       --------       --------     --------

BALANCE, JULY 31, 2006                   1,900,000     $ 1,900       $ 48,100       $(11,528)    $ 38,472
                                         =========     =======       ========       ========     ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    May 2, 2005
                                                               Nine Months       May 2, 2005        (inception)
                                                                 Ended          (Inception) to        through
                                                                July 31,           July 31,           July 31,
                                                                  2006               2005               2006
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $(11,447)          $    (62)          $(11,528)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                        1,000                 --              1,000
    Increase (decrease) in Payable to Director                     5,200                 --              5,200
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (5,247)               (62)            (5,328)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           900              1,000              1,900
  Additional paid-in capital                                      44,100              4,000             48,100
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       45,000              5,000             50,000
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   39,753              4,938             44,672

CASH AT BEGINNING OF PERIOD                                        4,919                 --                 --
                                                                --------           --------           --------

CASH AT END OF PERIOD                                           $ 44,672           $  4,938           $ 44,672
                                                                ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --           $     --           $     --
                                                                ========           ========           ========
  Income Taxes                                                  $     --           $     --           $     --
                                                                ========           ========           ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to July 31, 2006 and generated a net loss of $11,528. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. WARRANTS AND OPTIONS

There are currently 1,800,000 warrants outstanding exercisable at a price of $.10 per share expiring March 2, 2008. There are currently no outstanding options to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning January 1, 2006 the Company has been paying a director $100 per month for use of office space and services. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2006


Thomas Gelfand, officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's current SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 6. INCOME TAXES

                                                             As of July 31, 2006
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 11,528
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      11,528
     Valuation allowance                                           (11,528)
                                                                  --------

     Net deferred tax assets                                      $      0
                                                                  ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of July 31, 2006, the Company has a net operating loss carryforwards of approximately $11,528. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

During the months of March and April, 2006, 820,000 80,000 shares of common stock had been sold.

During the month of May, 2006, 80,000 shares of common stock had been sold.

As of July 31, 2006 the Company had 1,900,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,900,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at July 31, 2006 was $44,672. In order to satisfy our cash requirements we were required to complete our offering of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2006. Subsequent to our July 31, 2006 financials statements, we completed and closed our SB-2 offering on August 18, 2006 selling a total of 2,000,000 shares at $.05 per share to raise an aggregate amount of $100,000 from 34 shareholders.

We incurred operating expenses of $1,715 and $11,447 for the three and nine month periods ended July 31, 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for the three months ended July 31, 2006 and 2005 was $11,447 and $62, respectively.

Our plan of operation for the twelve months following the completion of our offering is to implement the first three phases of exploration programs on the Twin Mineral Claims. In addition to the $85,000 we anticipate spending for Phases I, II and III of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be $100,000, which is the amount raised in our offering.

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

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to July 31, 2006, we had no revenues and incurred net operating losses of $11,527, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and our periodic reports.

Net cash provided by financing activities since inception is $105,000 which includes $5,000 raised from the private sale of stock to an officer and director and $100,000 from the offering pursuant to our SB-2 Registration Statement.

In their report on our audited financial statements as at October 31, 2005, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

PLAN OF OPERATION

Following is an outline of the exploration program we plan to implement on our property:

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTOR

On September 11, 2006 we received the resignation of Robert Gardner, one of our directors. There were no disagreements between the director and the registrant on any matter relating to the registrant's operations, policies or practices. The 500,000 common stock shares held by Mr. Gardner were transferred, in a private transaction, to our remaining director, Thomas Gelfand.

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

There were no reports filed on Form 8-K during the quarter ended July 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 14, 2006                American Bonanza Resources Corp, Registrant


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

September 14, 2006                American Bonanza Resources Corp, Registrant


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