Form 10KSB
period 2006-10-31
American Bonanza Resources Corp.
filed 2007-01-26
CIK 1342916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2006

                        Commission File Number 333-130286


                        AMERICAN BONANZA RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

              Nevada                                1000                           20-2781289
  (State or other Jurisdiction          (Primary Standard Industrial              (IRS Employer
of Incorporation or Organization)        Classification Code Number)           Identification No.)

                        Suite 206 - 455 Granville Street
                              Vancouver, BC V6C1T1
                                 (604) 681-8123
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

As of October 31, 2006, the registrant had 3,000,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                               3
Item 2.  Description of Property                                              14
Item 3.  Legal Proceedings                                                    15
Item 4.  Submission of Matters to a Vote of Securities Holders                15

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities                15
Item 6.  Management's Discussion of Analysis or Plan of Operation             17
Item 7.  Financial Statements                                                 22
Item 8.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                31
Item 8A. Controls and Procedures                                              31

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons         31
Item 10. Executive Compensation                                               32
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     33
Item 12. Certain Relationships and Related Transactions                       33
Item 13. Exhibits                                                             34
Item 14. Principal Accountant Fees and Services                               34

Signatures                                                                    34

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

American Bonanza Resources Corp. was incorporated in the State of Nevada on May 2, 2005 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. The one property in our portfolio consists of one unpatented mineral claim known as the Twin Mineral Claims. Our principal executive offices are located at Suite 206 - 455 Granville Street, Vancouver, BC V6C 1T1. Our telephone number is (604)681-8123. The facilities include an answering machine, a fax machine, computer and office equipment, as well as access to onsite meeting room facilities.

As of October 31, 2006 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of October 31, 2006.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 2,000,000 units at a price of $0.05 per unit, each unit consisting of one share of Common Stock and two Common Stock Purchase Warrants. Each Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share for a period of two years from the date of the offering (March 2, 2006). As of August 18, 2006, we completed the offering and raised a total of $100,000 on the issuance of the shares to 34 non-affiliated shareholders. Our shares are listed on the OTCBB under the symbol ABOZ. To date there has been no active trading market.

DESCRIPTION OF BUSINESS

The one property in the Company's portfolio, on which the net proceeds of our offering will be spent, consists of one unpatented mineral claim, consisting of 25 units (each unit equaling approximately 25 hectares) staked and recorded online as per the British Columbia Regulations as event number 4051703, tenure number 521269. The company has all rights to exploit any mineral reserves if they are found on the property.

There is not a plant or any equipment currently located on the property. Power lines that supply power to the town of Pemberton are located in the vicinity. It is however expected that the initial exploration will not be heavily dependent on electrical power but will be supported by generators. Water required for exploration and development of the claims is available from Lillooet Lake, west of the property. Logging roads are found on the west, south and north of the claim group and permitting for initial exploration work has already been obtained.

The Twin property is at an early stage of exploration. Access is straightforward and the lower parts of the property can be worked for much of the year. A three stage program is recommended per the geologist report, with the first stage to consist of geological mapping and prospecting and geochemical sampling. An airborne geophysical survey, with magnetics, EM, and radiometrics, to help determine and guide any recommended follow-up work.

The initial phase of exploration for the claims will consist of detailed geological mapping of all roads within and buttressing the claims and silt sampling of every drainage or draw (soil sampling if necessary). This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts.

The Phase I budget will cover initial geological mapping; silt (soil if necessary) geochemical sampling of defined drainages; and prospecting. The Phase II budget will cover the detailed geological mapping and geophysical surveying. Phase III will involve a limited airborne survey if the equipment is available prior to drilling. All three phases are estimated to cost $85,000 as described in further detail in the Plan of Operation section. We are utilizing the services of Laurence Stephenson, as a professional geologist, during the exploration phases.

The discussions contained herein are management's estimates, based on information provided by Laurence Stephenson. Because our directors have no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine, we have relied upon the technical expertise of Mr. Stephenson, as a professional geologist, in preparing our work program and associated costs thereof. Because we have not received any results from our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding from the exercise of the warrants to proceed with any subsequent work on the claims if mineralization is found in the first three phases of our exploration program.

The property covers the northern extension of the East Harrison Lake Belt where possible massive sulphide-bearing mafic-ultramafic host rocks are present. Such a target on the Twin claim is considered very attractive, not only because of the geochemistry and inferred geological continuity, but also because of the implied (and apparent) lack of any significant previous exploration. Prospecting of boulders on the Twin One logging road system has shown that mafic and ultramafic rocks exist on the property and they contain at least local Cu and Ni sulphides. Reconnaissance of cliffs above the lower canyon of Twin Two Creek has also shown that there is an extensive area of intense gossan coincident with the belt from which the anomalous geochemistry and the mafic-ultramafic boulders are apparently derived, in the vicinity of where the geochemical anomalies were sourced.

If the geochemistry is correct, and a belt of potential host rocks is identified, consideration would be given to staking more claims early in the initial program. Further work is required to fully evaluate the claims. None of the results of the geologic survey indicate that there is a commercially viable reserve of any mineral on the property making up our claim.

The following claim map, supplied to us by the British Columbia Department of Energy Mines and Petroleum Resources (BCDM), shows the location of the Twin Claim (represented as Tenure #521269). The other blocks are existing claims that have been staked in the area by other parties who have no affiliation with American Bonanza Resources.


                         [TWIN CLAIM REPORT CLAIM MAP]







OWNERSHIP OF THE CLAIM AND REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The claims are currently held in the name of our president, Thomas Gelfand, who holds them until October 17, 2007. We paid $184 to Laurence Stephenson for his actual costs to stake the claim. To obtain a Free Miner's Certificate, which is required to hold a mining claim in B.C., Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Gelfand, as he is eligible as a

Canadian citizen. The mineral title claim has been registered with the Government of British Columbia and a title search has been done to ensure there are no competing claims to the property.

All claims staked in British Columbia require $4.00 per hectare worth of assessment work to be undertaken in Year 1 through 3 (beginning in October 2005 when the claim was filed), followed by $8.00 per hectare per year thereafter. As our claim consists of 25 units consisting of 25 hectares each (625 total), the minimum assessment requirements would be $2,500 in Year 1 through 3 (beginning in October 2005 when the claim was filed) and $5,000 per year thereafter. We have not yet met the assessment requirements for the first year, but we anticipate doing so as soon as we are able to commence Phase 1 of our exploration program. There are no known environmental concerns or parks designated for any area contained within the claims. Lillooet Lake has limited recreational uses and it has no official designation. The region is principally a logging region.

LOCATION AND ACCESS

The Twin Ni-Cu-PGE property lies just off a paved highway immediately northeast of the bend in Lillooet Lake, in British Columbia's southern Coast Mountains. The property is less than 25 km southeast of the town of Pemberton, and approximately 115 km NNE of Vancouver. It can be accessed by two wheel drive vehicle in about 3 hours from Vancouver via the Sea-to-Sky Highway 99: north along Howe Sound from Vancouver's North Shore to Squamish, and then through the winter resort town of Whistler to Pemberton. Pemberton is a fully-serviced community of some 3,000 people and through which the BC Rail mainline runs, as do major power transmission lines.

Local access to the property is gained from a system of well maintained logging roads leading up Twin One Creek from the paved Duffey Lake road near the eastern shore of Lillooet Lake. Access to the highest parts of the property, and to the peaks and ridges to the east, is only practical via helicopter, but a year-round helicopter base in nearby Pemberton is only 15 minutes flight-time away. Lillooet Lake is at an elevation of about 500 feet, and the ridge tops and peaks near the east side of the property are in excess of 7,000 feet, so the intervening slopes are commonly steep. Lower slopes heavily forested and mantled by thick glacial drift and colluvium, although local cliffs and creek canyons afford good rock exposure. The relatively recent clear-cut logging in Twin One Creek has also created and provided access to some new bedrock exposures along the lower slopes. On the higher slopes, tree line varies in elevation from about 5,000 to 6,000 feet, and bedrock exposure is generally excellent. All the major drainages flow year round as do many subsidiary creeks. The area is set aside for industrial (logging, mining) purposes.

                           [LOCATION AND ACCESS MAP]





PHYSIOGRAPHY

The vegetation is typical rain forest found on the coastal-interior ranges of British Columbia. There is a mix of cedar, hemlock, spruce trees with alder, willow and cottonwood on old roads and poorly drained areas. Undergrowth brush is typical with salal, devil's club and assorted berry bushes. Climate is subtly changed from the lower mainland area with longer, colder winters and warmer summers. The most snow observed on the tops of the hills was 4 metres in late January.

Lillooet Lake is an active logging region with plenty of heavy equipment and operators available for hire. Most live in Pemberton, Lillooet, Whistler or Squamish. All these population centres totalling almost 30,000 people are within a one to two hour drive of the project and provide all amenities including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies are present in communities nearby while assay facilities are located in Vancouver.

HISTORY OF PREVIOUS WORK

The Twin claims were staked following initial field investigations of several unexplained Ni-Cu regional geochemical survey (RGS) stream sediment anomalies in the area. This work was done by a local mining engineer on behalf of a small company with no affiliation to American Bonanza Resources. As well there are no recorded mineral occurrences and only one report of assessment work in the watersheds from which the anomalous samples were collected (Assessment Report 12455; 2003). The work was minor, and mentions an occurrence of anomalous Cu and

Au in a shear zone within a pluton of felsic to intermediate composition and the discovery of float boulders of anomalous copper and nickel mineralization that were never located at their source.

RECENT EXPLORATION WORK

In 2002, initial reconnaissance prospecting and geological surveys were undertaken by Laurence Stephenson along the roads and drainages within the claim and the adjacent surrounding terrain. A total of 17 rock samples were collected and submitted for geochemical analysis at Acme Analytical Labs in Vancouver, BC. Several of the boulders contain abundant up to 5% sulphides, mainly pyrrhotite, local chalcopyrite, pyrite, and contain anomalous values in Ni, Cu, Co, Cr, Pt, Pd and Au. It should be noted that although the grades are sub-economic, the results are encouraging. No source of these anomalous boulders was located and remains a focus of further exploration.

REGIONAL GEOLOGY

The area of the claims is shown on regional maps as being underlain entirely by Late Cretaceous felsic or intermediate plutonic rocks, which are confirmed in the upper reaches of the claim to be felsic to intermediate plutonic rocks, with only very local, metre-scale, rusty-weathering dykes (or possibly local screens of metamorphic rock).

This suggests that a belt of ultra mafic rocks from which source the anomalous geochem lies very close to Lillooet Lake. Since the regional strike of the geology is northwest-southeast, and because the creeks on the property flow orthogonally to this trend. In spite of the fact that only plutonic rocks are shown on regional geologic maps of the area, it is not unsurprising that mafic-ultramafic intrusive rocks, the potential hosts to magmatic Ni-Cu-Co (PGE) deposits, could exist in the area.

Satellite images were reviewed to identify structural features to assist in the search for mineral deposits. The most prevalent feature is the multiple intersections of primarily north-south lineaments with more east-west to northeast-southwest lineaments on the TWIN claim. These lineaments could represent geological contacts, faults, or some other form of break.

REGIONAL GEOCHEMICAL & GEOPHYSICS

Anomalous RGS samples in the northern extension of the East Harrison Lake Belt, which has been the focus for recent Cu-Co-Cr (PGE) exploration. The anomalous RGS samples are multi-element and they have a well-developed geochemical signature (Ni-Cu-Co-Cr) that is indicative of a source which includes mafic-ultramafic rocks and (or) magmatic sulphides. All of the samples are highly anomalous in Ni (500-800 ppm), said Ni values are among the highest in the RGS database in southwestern B.C.; they exceed any in the East Harrison Lake Belt, which contains both abundant mafic-ultramafic rocks and the Giant Mascot deposit itself. Values in Cu (in the order of 50 ppm), Co (from 38-60 ppm), and Cr (2000-3000 ppm) are supportive of the Ni values, and three of four samples are also highly anomalous in As (all but one between 10 and 22 ppm).

In addition, RGS samples from the upstream parts of two of the four creeks are not anomalous in elements indicative of a magmatic Ni-Cu-Co sulphide source. On the basis of the geochemistry, the anomalous source for the drainages is 10 to 15 km in length.

The area of the claims has been covered by a Geological Survey of Canada airborne magnetometer survey, which highlighted certain broad, anomalous magnetic features. These magnetic "thumb print" features are very similar to "thumb print" signatures related to similar massive sulphide deposits in Canada including those Cu-Ni-PGE found immediately north of the Pacific Nickel mine area.




                     [REGIONAL GEOLOGY & GEOCHEMISTRY MAP]

COMPETITION

The mining industry is highly fragmented. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the Claims. Readily available commodities markets exist in Canada and around the world for the sale of gold and other minerals. Therefore, we will likely be able to sell any ore that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

All claims staked in British Columbia require $4.00 per hectare worth of assessment work to be undertaken in Year 1 through 3, followed by $8.00 per hectare per year thereafter. As our claim consists of 25 units consisting of 25 hectares each (625 total), the minimum assessment requirements would be $2,500 in Year 1 through 3 (beginning in October 2005 when the claim was filed) and $5,000 per year thereafter.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling - a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $2,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew/equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - equip/crew)

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

NUMBER OF EMPLOYEES

Our only employee is our officer who currently devotes 5-7 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.

     We have not yet commenced exploration on the Twin Mineral Claims. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on May 2, 2005 and to date have been involved primarily in organizational activities and the acquisition of the mineral claims. We have not earned any revenues as of the date of this annual report.

     The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Twin Mineral Claims and the production of minerals from the claims, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE WILL REQUIRE ADDITIONAL FUNDING TO SUSTAIN OPERATIONS ONCE EXPLORATION IS COMPLETE.

     Even if we complete our initial exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Without funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR AMERICAN BONANZA WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 3 of our accompanying financial statements, our limited exploration stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits.

THE LOSS OF THE SERVICES OF THOMAS GELFAND COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT.

     Our performance is substantially dependent upon the professional expertise of our officer, Thomas Gelfand. The loss of his services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with other individuals qualified to develop our exploration business. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of our shares.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of exploration opportunities without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR CURRENT EXECUTIVE OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATION, CAUSING OUR BUSINESS TO FAIL.

     Our officer and director currently devotes approximately 5 to 7 hours per week of his business time on providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

WE HAVE NOT YET HAD OUR PROPERTY EXAMINED IN THE FIELD BY A PROFESSIONAL GEOLOGIST OR MINING ENGINEER, THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY ORE RESERVES WHICH WOULD LIKELY LEAD TO LOSSES ON THE INVESTORS SHARES.

     There is the likelihood of our mineral claims containing little or no economic mineralization or reserves. While we have a geological report detailing initial prospecting within the current property boundaries completed by a professional geologist, there is the possibility that the prospecting work was not carried out properly and the Twin Mineral Claims do not contain any reserves, resulting in any funds spent by us on exploration being lost. As well, problems such as unusual or unexpected formations and other conditions involved in mineral exploration often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE WE HAVE NOT SURVEYED THE TWIN MINERAL CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIMS BOUNDARIES.

     We have acquired the Twin property by staking, based on the recommendation of George Nicholson, a business associate of our director, Thomas Gelfand. Mr. Nicholson of Nicholson & Associates is a professional geologist who is familiar with the property and the mineral claims in the area and has been doing work on properties in the area for over five years. However; this should not be construed as a guarantee of claims boundaries. Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt. If we discover mineralization that is close to the estimated claims boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract these minerals.

IF WE DISCOVER COMMERCIAL ORE RESERVES ON OUR PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     Our mineral property does not contain any known bodies of ore. If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the mineral claims into commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE WILL BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the logging roads leading to our claims to be impassable. In addition, access to the highest parts of the property is practical only via helicopter. We anticipate being able to access our mineral claims between the months of March and November during which time we intend to conduct our field exploration. However if the roads are impassable we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claims exploration and development. Under Canadian mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to Phase III which includes drilling operations on the Twin Mineral Claims, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently utilizes space at the premises of the officer and director of the Company, Thomas Gelfand, for which the company pays him $100 rent. The premises are located at Suite 206 - 455 Granville Street, Vancouver, BC Canada V6C 1T1. The facilities include an answering machine, a fax machine, computer and office equipment, as well as access to onsite meeting room facilities. The Company intends to use these facilities for the time being until it feels it has outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages. There are currently no restrictions on the amount of assets used to invest in real estate.

The one property in the Company's portfolio, on which the net proceeds of the offering will be spent, consists of one unpatented mineral claim, consisting of 25 units (each unit equaling approximately 25 hectares) staked and recorded online as per the British Columbia Regulations as event number 4051703.

The claims are currently held in the name of our president, Thomas Gelfand, who holds them until October 17, 2006. All claims staked in British Columbia require $4.00 per hectare worth of assessment work to be undertaken in Year 1 through 3, followed by $8.00 per hectare per year thereafter.

There is not a plant or any equipment currently located on the property. The Twin Ni-Cu-PGE property lies just off a paved highway immediately northeast of the bend in Lillooet Lake, in British Columbia's southern Coast Mountains. The property is less than 25 km southeast of the town of Pemberton, and approximately 115 km NNE of Vancouver. It can be accessed by two wheel drive vehicle in about 3 hours from Vancouver via the Sea-to-Sky Highway 99: north along Howe Sound from Vancouver's North Shore to Squamish, and then through the winter resort town of Whistler to Pemberton.

Local access to the property is gained from a system of well maintained logging roads leading up Twin One Creek from the paved Duffey Lake road near the eastern shore of Lillooet Lake. Access to the highest parts of the property, and to the peaks and ridges to the east, is only practical via helicopter, but a year-round helicopter base in nearby Pemberton is only 15 minutes flight-time away.

The Twin property is at an early stage of exploration. Access is straightforward and the lower parts of the property can be worked for much of the year. A three stage program is recommended per the geologist report, with the first stage to consist of geological mapping and prospecting and geochemical sampling. An airborne geophysical survey, with magnetics, EM, and radiometrics, to help determine and guide any recommended follow-up work.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended October 31, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Over-the-Counter Bulletin Board (OTCBB) under the symbol ABOZ. There has been no active trading in our shares.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

     -- contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     -- contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
     - - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
     -- contains a toll-free telephone number for inquiries on disciplinary actions;
     -- defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     -- contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     --   the bid and offer quotations for the penny stock;
     -- the compensation of the broker-dealer and its salesperson in the transaction;
     -- the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     -- monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

HOLDERS

As of October 31, 2006, we have 3,000,000 shares of $0.001 par value common stock issued and outstanding held by 35 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $14,530 in expenses through October 31, 2006.

The following table provides selected financial data about our company for the year ended October 31, 2006.

                 Balance Sheet Data:                 10/31/06
                 -------------------                 --------
                 Cash                                $ 85,570
                 Total assets                        $ 90,570
                 Total liabilities                   $    100
                 Shareholders' equity                $ 90,570

Cash provided by financing activities for the year ended October 31, 2006 was $105,000, 5,000 from the sale of shares to our officer and director and $100,000 resulting from the sale of our common stock in our initial public offering to 34 independent investors.

PLAN OF OPERATION

Our cash in the bank at October 31, 2006 was $85,570. In order to satisfy our cash requirements we were required to complete our offering of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2006. We completed and closed our SB-2 offering on August 18, 2006 selling a total of 2,000,000 shares at $.05 per share to raise an aggregate amount of $100,000 from 34 shareholders.

We incurred operating expenses of $14,530 for the year ended October 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement. Our net loss for the year ended October 31, 2006 was $14,530.

Our plan of operation for the next twelve months is to implement the first three phases of exploration programs on the Twin Mineral Claims. In addition to the $85,000 we anticipate spending for Phases I, II and III of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees incurred from complying with reporting obligations and general administrative costs. We have paid a deposit of $5,000 toward our exploration costs.

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

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to October 31, 2006, we had no revenues and incurred net operating losses of $14,530, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and our periodic reports.

Net cash provided by financing activities since inception is $105,000 which includes $5,000 raised from the private sale of stock to an officer and director and $100,000 from the offering pursuant to our SB-2 Registration Statement.

In their report on our audited financial statements as at October 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

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
                                                                        ========

As of October 31, 2006 we had paid Mr. Stephenson a deposit to proceed with phase one of the exploration program, however he has not been able to proceed due to inclement weather.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

D. STOCK TRANSACTION

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

E. USE OF ESTIMATES AND ASSUMPTIONS

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

F. MINERAL PROPERTY COSTS

The Company has been in the exploration stage since its formation on May 2, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

G. INCOME TAXES

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

H. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
                    * 371 E STREET * CHULA VISTA * CALIF*RNIA
                91910-2615* * TELEPH*NE (858)722-5953 * FAX (858)
                          408-2695 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
American Bonanza Resources Corp.

We have audited the accompanying balance sheet of American Bonanza Resources Corp. (the exploration stage Company) as of October 31, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended and for the period of May 2, 2005 (inception) to October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of American Bonanza Resources Corp. as of October 31, 2005, and for the period May 2, 2005 (inception) to October 31, 2005 were audited by other auditors whose report dated December 1, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bonanza Resources Corp. as of October 31, 2006, and the results of its operation and its cash flows for the year then ended and the period of May 2, 2005 (inception) to October 31, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park, CPA
-----------------------------
CHANG G. PARK, CPA

November 28, 2006
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                       October 31,         October 31,
                                                                          2006                2005
                                                                        ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  85,570           $   4,919
  Deposit                                                                   5,000                  --
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                       90,570               4,919
                                                                        ---------           ---------

                                                                        $  90,570           $   4,919
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $      --           $      --
  Due to Director                                                             100                  --
                                                                        ---------           ---------
Total Current Liabilities                                                     100                  --
                                                                        ---------           ---------

TOTAL LIABILITIES                                                             100                  --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 and 1,000,000 shares issued and
   outstanding as of October 31, 2006 and October 31, 2005)                 3,000               1,000
  Additional paid-in capital                                              102,000               4,000
  Deficit accumulated during exploration stage                          $ (14,530)                (81)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       90,470               4,919
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  90,570           $   4,919
                                                                        =========           =========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                    May 2, 2005
                                                              (Six Months)          (inception)
                                         Year Ended            Year Ended             through
                                         October 31,           October 31,           October 31,
                                            2006                  2005                  2006
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative Expenses                      7,996                    81                 8,077
  Professional fees                            6,453                    --                 6,453
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                         14,449                    81                14,530
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $   (14,449)          $       (81)          $   (14,530)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,410,959             1,000,000
                                         ===========           ===========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 2, 2005 (Inception) through July 31, 2006
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --      $      --      $      --     $     --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000          4,000                       5,000

Net loss,  October 31, 2005                                                              (81)         (81)
                                         ---------     -------      ---------       --------     --------
BALANCE, OCTOBER 31, 2005                1,000,000     $ 1,000      $   4,000       $    (81)    $  4,919
                                         ---------     -------      ---------       --------     --------
Stock issued for cash pursuant to
 SB-2 offering @ $.05 per share          2,000,000       2,000         98,000                     100,000

Net loss, October 31, 2006                                                           (14,449)     (14,449)
                                         ---------     -------      ---------       --------     --------
BALANCE, OCTOBER, 2006                   3,000,000     $ 3,000      $ 102,000       $(14,530)    $ 90,470
                                         =========     =======      =========       ========     ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                May 2, 2005
                                                                               (Six Months)     (inception)
                                                               Year Ended       Year Ended        through
                                                               October 31,      October 31,      October 31,
                                                                 2006             2006             2006
                                                               ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (14,449)       $     (81)       $ (14,530)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                (5,000)              --           (5,000)
    Increase (decrease) in Payable to Director                       100               --              100
                                                               ---------        ---------        ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (19,349)             (81)         (19,430)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                         2,000            1,000            3,000
  Additional paid-in capital                                      98,000            4,000          102,000
                                                               ---------        ---------        ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      100,000            5,000          105,000
                                                               ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH                                   80,651            4,919           85,570

CASH AT BEGINNING OF YEAR                                          4,919               --               --
                                                               ---------        ---------        ---------
CASH AT END OF YEAR                                            $  85,570        $   4,919        $  85,570
                                                               =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                     $      --        $      --        $      --
                                                               =========        =========        =========
  Income Taxes                                                 $      --        $      --        $      --
                                                               =========        =========        =========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Bonanza Resources Corp. (the Company) was incorporated under the laws of the State of Nevada on May 2, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and staking of mining claims. The Company has commenced limited exploration work.

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

D. STOCK TRANSATION

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


E. USE OF ESTIMATES AND ASSUMPTIONS

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

F. MINERAL PROPERTY COSTS

The Company has been in the exploration stage since its formation on May 2, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

G. INCOME TAXES

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

H. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to October 31, 2006 and generated a net loss of $14,530. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

As of October 31, 2006 there are 4,000,000 warrants outstanding exercisable at a price of $.10 per share expiring March 2, 2008. There are currently no outstanding options to acquire any additional shares of common.

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

NOTE 6. INCOME TAXES

                                      As of October 31,       As of October 31,
                                            2006                    2005
                                          -------                 -------
Deferred tax assets:
Net operating tax carryforwards           $ 2,180                 $    12
Other                                           0                       0
                                          -------                 -------
Gross deferred tax assets                   2,180                      12
Valuation allowance                        (2,180)                    (12)
                                          -------                 -------
Net deferred tax assets                   $     0                 $     0
                                          =======                 =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2006


NOTE 7. NET OPERATING LOSSES

As of October 31, 2006 and 2005, the Company has a net operating loss carryforwards of approximately $14,530 and 81, respectively. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. MINERAL PROPERTY

On October 17, 2005 the Company staked mining claims located east of Lillooet Lake and 25 kilometres southeast of Pemberton in South-Western British Columbia.

NOTE 9. STOCK TRANSACTIONS

On May 2, 2005 the Company issued a total of 1,000,000 shares of common stock to two directors for cash in the amount of $0.005 per share for a total of $5,000.

Concluding on August 18, 2006 2,000,000 units from the Company's registered SB-2 offering had been sold reflecting 2,000,000 shares of common stock. . Each unit consists of one share and two-share purchase warrants. Each share purchase warrant is valid for a period of two years from the date of the prospectus, expiring on March 2, 2008 and is exercisable at a price of $.10 per share.

As of October 31, 2006 and 2005, the Company had 3,000,000 and 1,000,000 shares of common stock issued and outstanding, respectively.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of American Bonanza Resources Corp., whose one year term will expire 5/15/07, or at such a time as his successors shall be elected and qualified is as follows:

Name & Address           Age      Position     Date First Elected   Term Expires
--------------           ---      --------     ------------------   ------------
Thomas Gelfand           75       President,         05/02/05       05/15/07
#206-455 Granville St.            Secretary,
Vancouver, BC V6C 1T1             CEO & Director

The foregoing person is a promoter of American Bonanza Resources, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The director and officer currently devotes an immaterial amount of time, approximately 5 to 7 hours per week, to manage the business affairs of our company. After receiving funding per our business plan Mr. Gelfand intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

RESUME

THOMAS GELFAND has been the President, CEO, Secretary and a Director since inception. Since October 2000, he has also been a self-employed consultant for commercial and industrial real estate, operating in Vancouver, British Columbia under the name of Tee Gee Management. He has also held positions in the following publicly-traded Nevada corporations during the past five years: March 2003 to April 2005 - Bliss Essentials Corp., President, CEO and Director, a handmade soap company engaged in production, retail and wholesale sale of its products, based out of Vancouver, BC, Canada. July 1999 to December 2000 - Fortune Gaming.com., Secretary, Treasurer and Director, an online gaming company based out of Vancouver, BC, Canada. From January 1997 to October 2000 he was a sales representative for Amex Broadway West Realty a real estate firm in Vancouver, BC, Canada. From September 1989 to December 1997, he was a realtor for Goddard & Smith International Realty, Ltd., a prestigious real estate firm in Vancouver, BC, Canada. He has over 23 years of experience in the international real estate industry. Mr. Gelfand has also acted as both and officer and director of numerous public exploration and mining companies that traded on the Vancouver Stock Exchange from the 1970's through to the early 1990's.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised only of Mr. Gelfand.

                           Summary Compensation Table

                                               Other
 Name &                                       annual      Restricted                           All other
principle                                     compen-       stock      Options       LTIP       compen-
position       Year   Salary($)   Bonus($)   sation($)    awards($)    SARs($)    Payouts($)   sation($)
--------       ----   ---------   --------   ---------    ---------    -------    ----------   ---------
T. Gelfand     2006     -0-         -0-         -0-         -0-          -0-         -0-          -0-
President      2005     -0-         -0-         -0-         -0-          -0-         -0-          -0-

There are no current employment agreements between the company and its executive officer.

On May 2, 2005, a total of 1,000,000 shares of Common Stock were issued in exchange for cash in the amount of $5,000, or $.005 per share. The terms of these stock issuances were as fair to the company, in the Board's opinion, as could have been made with an unaffiliated third party.

The officer currently devotes an immaterial amount of time to manage the affairs of the company, approximately 5-7 hours per week. The director and principal officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of American Bonanza Resources' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this prospectus:


       Name and Address                  Number             Percentage of
       Beneficial Owner                 of Shares             Ownership
       ----------------                 ---------             ---------
     Thomas Gelfand                     1,000,000                33%
     #206-455 Granville St.
     Vancouver, BC V6C 1T1

     All Officers and
      Directors as a Group (1)          1,000,000                33%

The person named above may be deemed to be a "promoter" of the Company, under the Securities Act of 1933, as amended, by virtue of their direct holdings in the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Gelfand, the officer and director of the corporation. The company pays him $100 per month for the use of the facilities. Mr. Gelfand was not paid for any underwriting services that he performed on our behalf with respect to our SB-2 offering.

On May 2, 2005, a total of 1,000,000 shares of Common Stock were issued in exchange for cash in the amount of $5,000 U.S., or $.005 per share. All of these shares are "restricted" securities, as that term is defined by the Securities

Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

         Exhibit
         Number                   Description
         ------                   -----------
          3(i)           Articles of Incorporation*
          3(ii)          Bylaws*
          31.1           Sec. 302 Certification of CEO
          31.2           Sec. 302 Certification of CFO
          32.1           Sec. 906 Certification of CEO
          32.2           Sec. 906 Certification of CFO

----------
*    Included in our original SB-2 filing under Commission File Number
     333-130197.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $2,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $3,200 during the year ended October 31, 2006.

For the year ended October 31, 2005, there were no fees changed for audit services, audit-related services, tax services or other services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Thomas Gelfand                                             January 26, 2007
-------------------------------------                          ----------------
Thomas Gelfand, President                                           Date
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)