Form 10QSB
period 2007-01-31
American Bonanza Resources Corp.
filed 2007-03-09
CIK 1342916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended January 31, 2007

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

There were 3,000,000 shares of Common Stock outstanding as of January 31, 2007.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                       January 31,         October 31,
                                                                          2007                2006
                                                                        ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  82,767           $  85,570
  Deposit                                                                   5,000               5,000
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                       87,767              90,570
                                                                        ---------           ---------

                                                                        $  87,767           $  90,570
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Due to Director                                                       $      --           $     100
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                      --                 100
                                                                        ---------           ---------

TOTAL LIABILITIES                                                              --                 100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of January 31, 2007 and October 31, 2006)                             3,000               3,000
  Additional paid-in capital                                              102,000             102,000
  Deficit accumulated during exploration stage                            (17,233)            (14,530)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       87,767              90,470
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  87,767           $  90,570
                                                                        =========           =========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                     May 2, 2005
                                         Three Months          Three Months          (inception)
                                           Ended                 Ended                through
                                         January 31,           January 31,           January 31,
                                            2007                  2006                  2007
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING EXPENSES
  Administrative Expenses                        703                 3,402                 8,780
  Professional fees                            2,000                 3,000                 8,453
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                          2,703                 6,402                17,233
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (2,703)          $    (6,402)          $   (17,233)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.01)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 3,000,000             1,000,000
                                         ===========           ===========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From May 2, 2005 (Inception) through January 31, 2007
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --      $      --      $      --     $     --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000          4,000                       5,000

Net loss,  October 31, 2005                                                              (81)         (81)
                                         ---------     -------      ---------       --------     --------
BALANCE, OCTOBER 31, 2005                1,000,000     $ 1,000      $   4,000       $    (81)    $  4,919
                                         ---------     -------      ---------       --------     --------
Stock issued for cash pursuant to
 SB-2 offering @ $.05 per share          2,000,000       2,000         98,000                     100,000

Net loss, October 31, 2006                                                           (14,449)     (14,449)
                                         ---------     -------      ---------       --------     --------
BALANCE, OCTOBER, 2006                   3,000,000     $ 3,000      $ 102,000       $(14,530)    $ 90,470
                                         ---------     -------      ---------       --------     --------
Net loss, January 31, 2007                                                            (2,703)      (2,703)
                                         ---------     -------      ---------       --------     --------
BALANCE, JANUARY 31, 2007                3,000,000     $ 3,000      $ 102,000       $(17,233)    $ 87,767
                                         =========     =======      =========       ========     ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   May 2, 2005
                                                               Three Months      Three Months      (inception)
                                                                  Ended             Ended            through
                                                                January 31,       January 31,       January 31,
                                                                  2007              2006              2007
                                                                ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $  (2,703)        $  (6,402)        $ (17,233)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                            --             2,000                --
    Increase (decrease) in Payable to Director                       (100)              100                --
    (Increase) decrease in Deposit                                     --                --            (5,000)
                                                                ---------         ---------         ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (2,803)           (4,302)          (22,233)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --                --             3,000
  Additional paid-in capital                                           --                --           102,000
                                                                ---------         ---------         ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                --           105,000
                                                                ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                    (2,803)           (4,302)           82,767

CASH AT BEGINNING OF PERIOD                                        85,570             4,919                --
                                                                ---------         ---------         ---------
CASH AT END OF PERIOD                                           $  82,767         $     618         $  82,767
                                                                =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $      --         $      --         $      --
                                                                =========         =========         =========
  Income Taxes                                                  $      --         $      --         $      --
                                                                =========         =========         =========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to January 31, 2007 and generated a net loss of $17,233. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

There are currently 4,000,000 warrants outstanding exercisable at a price of $.10 per share expiring March 2, 2008. There are currently no outstanding options to acquire any additional shares of common.

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

NOTE 6. INCOME TAXES

                                                          As of January 31, 2007
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 2,585
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       2,585
     Valuation allowance                                            (2,585)
                                                                   -------

     Net deferred tax assets                                       $     0
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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2007


NOTE 7. NET OPERATING LOSSES

As of January 31, 2007, the Company has a net operating loss carryforwards of approximately $17,233. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of January 31, 2007 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at January 31, 2007 was $82,767. In order to satisfy our cash requirements we were required to complete our offering of shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2006. We registered 2,000,000 units at a price of $0.05 per unit, each unit consisting of one share of Common Stock and two Common Stock Purchase Warrants. Each Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share for a period of two years from the date of the offering (March 2, 2006). As of August 18, 2006, we completed the offering and raised a total of $100,000 on the issuance of the shares to 34 non-affiliated shareholders. Our shares are listed on the OTCBB under the symbol ABOZ. To date there has been no active trading market.

We incurred operating expenses of $2,703 and $6,402 for the three month periods ended January 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for the three months ended January 31, 2006 and 2005 was $2,703 and $6,402, respectively.

Our plan of operation for the next twelve months is to implement the first three phases of exploration programs on the Twin Mineral Claims. In addition to the additional $80,000 we anticipate spending for Phases I, II and III of the exploration program as outlined below, we anticipate spending an additional $2,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. We have paid a $5,000 deposit to the professional geologist to commence the exploration program. Total expenditures over the next 12 months are therefore expected to be $82,000, which is our cash on hand.

The Phase I budget will cover initial geological mapping; silt (soil if necessary) geochemical sampling of defined drainages; and prospecting. The Phase II budget will cover the detailed geological mapping and geophysical surveying. Phase III will involve a limited airborne survey if the equipment is available prior to drilling. All three phases are estimated to cost $85,000. We have paid a $5,000 deposit to the professional geologist who will commence exploration work on the Twin Mineral Claims as soon as weather permits.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to January 31, 2007, we had no revenues and incurred net operating losses of $17,233, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and our periodic reports.

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

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our October 31, 2006 audited financial statements and notes thereto, which can be found in our Form 10-KSB annual report on the SEC website at www.sec.gov under our SEC File Number 333-130286.

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

March 9, 2007                      American Bonanza Resources Corp, Registrant


                                   By: /s/ Thomas Gelfand
                                      ------------------------------
                                      Thomas Gelfand, President, Chief Executive
                                      Officer, Principal Accounting
                                      Officer, Chief Financial Officer,
                                      Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2007                      American Bonanza Resources Corp, Registrant


                                   By: /s/ Thomas Gelfand
                                      ------------------------------
                                      Thomas Gelfand, President, Chief Executive
                                      Officer, Principal Accounting
                                      Officer, Chief Financial Officer,
                                      Secretary and Chairman of the Board