Form 10QSB
period 2007-04-30
American Bonanza Resources Corp.
filed 2007-06-12
CIK 1342916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                       For the Period ended April 30, 2007

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

There were 3,000,000 shares of Common Stock outstanding as of April 30, 2007.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        April 30,         October 31,
                                                                          2007               2006
                                                                        --------           --------
                                                                      (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                                  $ 79,919           $ 85,570
  Deposit                                                                  5,000              5,000
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      84,919             90,570
                                                                        --------           --------

                                                                        $ 84,919           $ 90,570
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Due to Director                                                       $     --           $    100
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --                100
                                                                        --------           --------

TOTAL LIABILITIES                                                             --                100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of April 30, 2007 and October 31, 2006)                              3,000              3,000
  Additional paid-in capital                                             102,000            102,000
  Deficit accumulated during exploration stage                           (20,081)           (14,530)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      84,919             90,470
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 84,919           $ 90,570
                                                                        ========           ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 May 2, 2005
                                              Six Months       Six Months      Three Months     Three Months     (inception)
                                                Ended            Ended            Ended            Ended          through
                                               April 30,        April 30,        April 30,        April 30,       April 30,
                                                 2007             2006             2007             2006            2007
                                              ----------       ----------       ----------       ----------      ----------
REVENUES
  Revenues                                    $       --       $       --       $       --       $       --      $       --
                                              ----------       ----------       ----------       ----------      ----------
TOTAL REVENUES                                        --               --               --               --              --

OPERATING EXPENSES
  Administrative Expenses                          2,051            5,479            1,348            2,077          10,128
  Professional fees                                3,500            4,253            1,500            1,253           9,953
                                              ----------       ----------       ----------       ----------      ----------
TOTAL OPERATING COSTS                              5,551            9,732            2,848            3,330          20,081
                                              ----------       ----------       ----------       ----------      ----------

NET INCOME (LOSS)                             $   (5,551)      $   (9,732)      $   (2,848)      $   (3,330)     $  (20,081)
                                              ==========       ==========       ==========       ==========      ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE   $    (0.00)      $    (0.01)      $    (0.00)      $    (0.00)
                                              ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     3,000,000        1,004,530        3,000,000        1,009,213
                                              ==========       ==========       ==========       ==========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
               From May 2, 2005 (Inception) through April 30, 2007
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --      $      --      $      --     $     --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000          4,000                       5,000

Net loss,  October 31, 2005                                                              (81)         (81)
                                         ---------     -------      ---------       --------     --------
BALANCE, OCTOBER 31, 2005                1,000,000     $ 1,000      $   4,000       $    (81)    $  4,919
                                         ---------     -------      ---------       --------     --------
Stock issued for cash pursuant to
 SB-2 offering @ $.05 per share          2,000,000       2,000         98,000                     100,000

Net loss, October 31, 2006                                                           (14,449)     (14,449)
                                         ---------     -------      ---------       --------     --------
BALANCE, OCTOBER, 2006                   3,000,000     $ 3,000      $ 102,000       $(14,530)    $ 90,470
                                         ---------     -------      ---------       --------     --------
Net loss,  April 30, 2007                                                             (5,551)      (5,551)
                                         ---------     -------      ---------       --------     --------
BALANCE, APRIL 30, 2007                  3,000,000     $ 3,000      $ 102,000       $(20,081)    $ 84,919
                                         =========     =======      =========       ========     ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 May 2, 2005
                                                    Six Months     Six Months    Three Months    Three Months    (inception)
                                                      Ended          Ended          Ended           Ended          through
                                                     April 30,      April 30,      April 30,       April 30,      April 30,
                                                       2007           2006           2007            2006           2007
                                                    ----------     ----------     ----------      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  (5,551)     $  (9,732)     $  (2,848)      $  (3,330)     $ (20,081)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                --             --             --          (2,000)            --
    Increase (decrease) in Payable to Director           (100)         4,900             --           4,800             --
    (Increase) decrease in Deposit                         --             --             --              --         (5,000)
                                                    ---------      ---------      ---------       ---------      ---------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                        (5,651)        (4,832)        (2,848)           (530)       (25,081)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                            --             --             --              --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                 --            820             --             820          3,000
  Additional paid-in capital                               --         40,180             --          40,180        102,000
                                                    ---------      ---------      ---------       ---------      ---------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                            --         41,000             --          41,000        105,000
                                                    ---------      ---------      ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH                        (5,651)        36,168         (2,848)         40,470         79,919

CASH AT BEGINNING OF PERIOD                            85,570          4,919         82,767             618             --
                                                    ---------      ---------      ---------       ---------      ---------

CASH AT END OF PERIOD                               $  79,919      $  41,087      $  79,919       $  41,087      $  79,919
                                                    =========      =========      =========       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                          $      --      $      --      $      --       $      --      $      --
                                                    =========      =========      =========       =========      =========
  Income Taxes                                      $      --      $      --      $      --       $      --      $      --
                                                    =========      =========      =========       =========      =========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2007


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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2007


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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2007


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to April 30, 2007 and generated a net loss of $20,081. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

                                                            As of April 30, 2007
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 3,012
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      3,012
     Valuation allowance                                           (3,012)
                                                                  -------

     Net deferred tax assets                                      $     0
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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2007


NOTE 7. NET OPERATING LOSSES

As of April 30, 2007, the Company has a net operating loss carryforwards of approximately $20,081. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of April 30, 2007 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at April 30, 2007 was $79,919. In order to satisfy our cash requirements we were required to complete our offering of units registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2006. We registered 2,000,000 units at a price of $0.05 per unit, each unit consisting of one share of Common Stock and two Common Stock Purchase Warrants. Each Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share for a period of two years from the date of the offering (March 2, 2006). As of August 18, 2006, we completed the offering and raised a total of $100,000 on the issuance of the shares to 34 non-affiliated shareholders. Our shares are listed on the OTCBB under the symbol ABOZ. To date there has been no active trading market.

We incurred operating expenses of $2,848 and $3,330 for the three month periods ended April 30, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended April 30, 2007 and 2006 was $2,848 and $3,330, respectively.

Our plan of operation for the next twelve months is to implement the first three phases of exploration programs on the Twin Mineral Claims. In addition to the funds we anticipate spending for Phases I, II and III of the exploration program as outlined below, we anticipate spending an additional $2,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. We have paid a $5,000 deposit to the professional geologist who has recently commenced the exploration program. Total expenditures over the next 12 months are therefore expected to be $79,000, which is our cash on hand.

The Phase I budget will cover initial geological mapping; silt (soil if necessary) geochemical sampling of defined drainages; and prospecting. The Phase II budget will cover the detailed geological mapping and geophysical surveying. Phase III will involve a limited airborne survey if the equipment is available prior to drilling. All three phases are estimated to cost $85,000. We have paid a $5,000 deposit to the professional geologist who has recently commenced exploration work on the Twin Mineral Claims.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to April 30, 2007, we had no revenues and incurred net operating losses of $20,081, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and our periodic reports.

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

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-130286, at the SEC website at www.sec.gov:

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

June 6, 2007             American Bonanza Resources Corp, Registrant


                         By: /s/ Thomas Gelfand
                             ---------------------------------------------------
                             Thomas Gelfand, President, Chief Executive Officer, Principal Accounting Officer,
                             Chief Financial Officer,
                             Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 6, 2007             American Bonanza Resources Corp, Registrant


                         By: /s/ Thomas Gelfand
                             ---------------------------------------------------
                             Thomas Gelfand, President, Chief Executive Officer, Principal Accounting Officer,
                             Chief Financial Officer,
                             Secretary and Chairman of the Board