Form 10KSB
period 2007-10-31
American Bonanza Resources Corp.
filed 2008-01-29
CIK 1342916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2007

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

As of October 31, 2007, the registrant had 3,000,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             14
Item 3.  Legal Proceedings                                                   15
Item 4.  Submission of Matters to a Vote of Securities Holders               15

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities               15
Item 6.  Management's Discussion of Analysis or Plan of Operation            17
Item 7.  Financial Statements                                                22
Item 8.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                                31
Item 8A. Controls and Procedures                                             31

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        31
Item 10. Executive Compensation                                              32
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                         34
Item 12. Certain Relationships and Related Transactions                      34
Item 13. Exhibits                                                            35
Item 14. Principal Accountant Fees and Services                              35

Signatures                                                                   35

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

As of October 31, 2007 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of October 31, 2007.

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




                         [TWIN CLAIM REPORT CLAIM MAP]



OWNERSHIP OF THE CLAIM AND REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The claims are currently held in the name of our president, Thomas Gelfand, who holds them until October 17, 2008. We paid $184 to Laurence Stephenson for his actual costs to stake the claim. To obtain a Free Miner's Certificate, which is required to hold a mining claim in B.C., Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Gelfand, as he is eligible as a

Canadian citizen. The mineral title claim has been registered with the Government of British Columbia and a title search has been done to ensure there are no competing claims to the property.

All claims staked in British Columbia require $4.00 per hectare worth of assessment work to be undertaken in Year 1 through 3 (beginning in October 2005 when the claim was filed), followed by $8.00 per hectare per year thereafter. As our claim consists of 25 units consisting of 25 hectares each (625 total), the minimum assessment requirements would be $2,500 in Year 1 through 3 (beginning in October 2005 when the claim was filed) and $5,000 per year thereafter. We have met the assessment requirements for the first year, based upon the costs of Phase 1 of our exploration program. There are no known environmental concerns or parks designated for any area contained within the claims. Lillooet Lake has limited recreational uses and it has no official designation. The region is principally a logging region.

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

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct the third phase of the exploration program. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

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

     We have recently commenced exploration on the Twin Mineral Claims. However as yet we have no way to evaluate the likelihood that our business will be successful. We were incorporated on May 2, 2005 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and the first phase of the exploration program. We have not earned any revenues as of the date of this annual report.

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

No matters were submitted to a vote of security holders during the year ended October 31, 2007.

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

     -- contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

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

HOLDERS

As of October 31, 2007, we have 3,000,000 shares of $0.001 par value common stock issued and outstanding held by 35 shareholders of record.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $33,798 in expenses through October 31, 2007.

The following table provides selected financial data about our company for the year ended October 31, 2007.

                     Balance Sheet Data:          10/31/07
                     -------------------          --------
                     Cash                          $71,302
                     Total assets                  $71,302
                     Total liabilities             $   100
                     Shareholders' equity          $71,202

Cash provided by financing activities since inception through the year ended October 31, 2007 was $105,000, 5,000 from the sale of shares to our officer and director in May 2005 and $100,000 resulting from the sale of our common stock in our initial public offering to 34 independent investors in August 2006.

PLAN OF OPERATION

Our cash in the bank at October 31, 2007 was $71,302. In order to satisfy our cash requirements we were required to complete our offering of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2006. We completed and closed our SB-2 offering on August 18, 2006 selling a total of 2,000,000 shares at $.05 per share to raise an aggregate amount of $100,000 from 34 shareholders.

We incurred operating expenses of $19,268 for the year ended October 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the first phase of the exploration program and the preparation and filing of our periodic reports. Our net loss for the year ended October 31, 2007 was $19,268.

Our plan of operation for the next twelve months is to implement the next two phases of exploration programs on the Twin Mineral Claims. In addition to the funds we anticipate spending for Phase II of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. We have paid a $9,500 to the professional geologist for phase one of the exploration program. Total expenditures over the next 12 months are therefore expected to be $30,000.

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

PLAN OF OPERATION

Following is an outline of the exploration program we plan to implement on our property:

The Phase I budget consisted of initial geological mapping; silt geochemical sampling of defined drainages; and prospecting. The results of Phase I were not promising, however the geologist has recommended that Phase II be commenced to confirm the results before Phase III is abandoned. We are currently in discussions with him to determine whether we should proceed with the complete phase II program, a portion thereof or abandon the property altogether. If we proceed Phase II the budget will cover the detailed geological mapping and geophysical surveying. Phase III, if warranted, will involve a limited airborne survey if the equipment is available prior to drilling. All three phases are estimated to cost $85,000 as described below. All figures in US dollars.

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
                                                                        ========

As of October 31, 2007 we have paid $9,500 to Mr. Stephenson, the professional geologist, for the Phase I exploration work on the Twin Mineral Claims.

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

ITEM 7 - FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
      * TELEPHONE (858)722-5953 * FAX (858) 408-2695 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Bonanza Resources Corp.

We have audited the accompanying balance sheets of American Bonanza Resources Corp. (the exploration stage Company) as of October 31, 2007 and 2006 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period of May 2, 2005 (inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bonanza Resources Corp. as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and the period of May 2, 2005 (inception) to October 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
-----------------------------
CHANG G. PARK, CPA

December 20, 2007
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of               As of
                                                                       October 31,         October 31,
                                                                          2007                2006
                                                                        ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  71,302           $  85,570
  Deposit                                                                      --               5,000
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                       71,302              90,570
                                                                        ---------           ---------

                                                                        $  71,302           $  90,570
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Due to Director                                                       $     100           $     100
                                                                        ---------           ---------
TOTAL LIABILITIES                                                             100                 100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of October 31, 2007 and October 31, 2006)                             3,000               3,000
  Additional paid-in capital                                              102,000             102,000
  Deficit accumulated during exploration stage                            (33,798)            (14,530)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       71,202              90,470
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  71,302           $  90,570
                                                                        =========           =========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  May 2, 2005
                                                                                  (inception)
                                         Year Ended           Year Ended            through
                                         October 31,          October 31,          October 31,
                                            2007                 2006                 2007
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Property Expenditures                       9,500                2,020               11,520
  Administrative Expenses                     3,268                5,976                9,325
  Professional fees                           6,500                6,453               12,953
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                        19,268               14,450               33,798
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $  (19,268)          $  (14,450)          $  (33,798)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.01)          $    (0.01)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                3,000,000            1,410,959
                                         ==========           ==========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 2, 2005 (Inception) through July 31, 2007
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --      $      --      $      --     $     --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000          4,000                       5,000

Net loss, October 31, 2005                                                               (81)         (81)
                                         ---------     -------      ---------       --------     --------
BALANCE, OCTOBER 31, 2005                1,000,000       1,000          4,000            (81)       4,919
                                         =========     =======      =========       ========     ========
Stock issued for cash pursuant to
 SB-2 offering @ $.05 per share          2,000,000       2,000         98,000                     100,000

Net loss, October 31, 2006                                                           (14,450)     (14,450)
                                         ---------     -------      ---------       --------     --------
BALANCE, OCTOBER 31, 2006                3,000,000       3,000        102,000        (14,531)      90,469
                                         =========     =======      =========       ========     ========

Net loss, October 31, 2007                                                           (19,268)     (19,268)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2007                3,000,000     $ 3,000      $ 102,000       $(33,798)    $ 71,202
                                         =========     =======      =========       ========     ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          May 2, 2005
                                                                                                          (inception)
                                                                  Year Ended          Year Ended            through
                                                                  October 31,         October 31,         October 31,
                                                                     2007                2006                2007
                                                                   ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (19,268)          $ (14,450)          $ (33,798)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposit                                     5,000              (5,000)                 --
    Increase (decrease) in Payable to Director                            --                 100                 100
                                                                   ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (14,268)            (19,350)            (33,698)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --               2,000               3,000
  Additional paid-in capital                                              --              98,000             102,000
                                                                   ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --             100,000             105,000
                                                                   ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                      (14,268)             80,650              71,302

CASH AT BEGINNING OF PERIOD                                           85,570               4,919                  --
                                                                   ---------           ---------           ---------

CASH AT END OF PERIOD                                              $  71,302           $  85,570           $  71,302
                                                                   =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $      --           $      --           $      --
                                                                   =========           =========           =========
  Income Taxes                                                     $      --           $      --           $      --
                                                                   =========           =========           =========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to October 31, 2007 and generated a net loss of $33,798. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


NOTE 6. INCOME TAXES

                                                          As of October 31, 2007
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 11,491
     Other                                                              0
                                                                 --------
     Gross deferred tax assets                                     11,491
     Valuation allowance                                          (11,491)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of October 31, 2007, the Company has a net operating loss carryforwards of approximately $33,798. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


NOTE 9. STOCK TRANSACTIONS (Continued)

As of October 31, 2007 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of October 31, 2007:

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of American Bonanza Resources Corp., whose one year term will expire 5/15/08, or at such a time as his successors shall be elected and qualified is as follows:

Name & Address           Age      Position     Date First Elected   Term Expires
--------------           ---      --------     ------------------   ------------
Thomas Gelfand           76       President,         05/02/05         05/15/08
#206-455 Granville St.            Secretary,
Vancouver, BC V6C 1T1             CEO & Director

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

The director and officer currently devotes an immaterial amount of time, approximately 5 to 7 hours per week, to manage the business affairs of our company. Mr. Gelfand will devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised only of Mr. Gelfand.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Thomas        2007       0          0          0           0          0             0             0         0
Gelfand,      2006       0          0          0           0          0             0             0         0
President,    2005       0          0          0           0          0             0             0         0
CEO, CFO
and Director


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Thomas         0              0              0           0           0           0            0           0            0
Gelfand

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Thomas               0          0          0             0               0               0             0
Gelfand

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of American Bonanza Resources' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

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

----------
*    Included in our original SB-2 filing under Commission File Number
     333-130197.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $2,000, for audit-related services were $Nil, for tax services were $Nil and for other services, including quarterly reviews, were $4,500 during the year ended October 31, 2007.

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


/s/ Thomas Gelfand                                             January 25, 2008
-------------------------------------                          ----------------
Thomas Gelfand, President & Director                                 Date
(Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer)