Form 10-Q
period 2008-01-31
American Bonanza Resources Corp.
filed 2008-02-28
CIK 1342916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

                        Commission file number 333-130286


                        AMERICAN BONANZA RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                        Suite 206 - 455 Granville Street
                              Vancouver, BC V6C1T1
          (Address of principal executive offices, including zip code.)

                                 (604) 681-8123
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of January 31, 2008

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended January 31, 2008, prepared by the company, immediately follow.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of                As of
                                                                       January 31,          October 31,
                                                                          2008                2007
                                                                        ---------           ---------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  67,879           $  71,302
  Deposit                                                                      --                  --
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                       67,879              71,302
                                                                        ---------           ---------

                                                                        $  67,879           $  71,302
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Due to Director                                                       $      --           $     100
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                      --                 100
                                                                        ---------           ---------

TOTAL LIABILITIES                                                              --                 100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of January 31, 2008 and October 31, 2007)                             3,000               3,000
  Additional paid-in capital                                              102,000             102,000
  Deficit accumulated during exploration stage                            (37,121)            (33,798)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       67,879              71,202
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  67,879           $  71,302
                                                                        =========           =========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                  May 2, 2005
                                        Three Months         Three Months         (inception)
                                           Ended                Ended               through
                                         January 31,          January 31,          January 31,
                                            2008                 2007                 2008
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING EXPENSES
  Administrative Expenses                       323                  703               21,168
  Professional fees                           3,000                2,000               15,953
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                         3,323                2,703               37,121
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (3,323)          $   (2,703)          $  (37,121)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                3,000,000            3,000,000
                                         ==========           ==========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
              From May 2, 2005 (Inception) through January 31, 2008
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --      $      --      $      --     $     --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000          4,000                       5,000

Net loss, October 31, 2005                                                               (81)         (81)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2005                1,000,000       1,000          4,000            (81)       4,919
                                         ---------     -------      ---------       --------     --------
Stock issued for cash pursuant to
 SB-2 offering @ $.05 per share          2,000,000       2,000         98,000                     100,000

Net loss, October 31, 2006                                                           (14,450)     (14,450)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2006                3,000,000       3,000        102,000        (14,531)      90,469
                                         ---------     -------      ---------       --------     --------

Net loss, October 31, 2007                                                           (19,268)     (19,268)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2007                3,000,000       3,000        102,000        (33,798)    $ 71,202
                                         ---------     -------      ---------       --------     --------

Net loss, January 31, 2008                                                            (3,323)      (3,323)
                                         ---------     -------      ---------       --------     --------

BALANCE, JANUARY 31, 2008                3,000,000     $ 3,000      $ 102,000       $(37,121)    $ 67,879
                                         =========     =======      =========       ========     ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   May 2, 2005
                                                                 Three Months     Three Months      (inception)
                                                                    Ended            Ended           through
                                                                  January 31,      January 31,      January 31,
                                                                     2008             2007             2008
                                                                   ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (3,323)       $  (2,703)       $ (37,121)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                               --               --               --
    Increase (decrease) in Payable to Director                          (100)            (100)              --
    (Increase) decrease in Deposit                                        --               --               --
                                                                   ---------        ---------        ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (3,423)          (2,803)         (37,121)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --               --            3,000
  Additional paid-in capital                                              --               --          102,000
                                                                   ---------        ---------        ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --               --          105,000
                                                                   ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH                                       (3,423)          (2,803)          67,879

CASH AT BEGINNING OF PERIOD                                           71,302           85,570               --
                                                                   ---------        ---------        ---------

CASH AT END OF PERIOD                                              $  67,879        $  82,767        $  67,879
                                                                   =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $      --        $      --        $      --
                                                                   =========        =========        =========
  Income Taxes                                                     $      --        $      --        $      --
                                                                   =========        =========        =========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Bonanza Resources Corp. (the Company) was incorporated under the laws of the State of Nevada on May 2, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and staking of mining claims. The Company has completed the first phase of its exploration program.

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to January 31, 2008 and generated a net loss of $37,121. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2008


NOTE 6. INCOME TAXES

                                                          As of January 31, 2008
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 37,121
     Other                                                              0
                                                                 --------
     Gross deferred tax assets                                     12,621
     Valuation allowance                                          (12,621)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of January 31, 2008, the Company has a net operating loss carryforwards of approximately $37,121. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2008


NOTE 9. STOCK TRANSACTIONS (CONTINUED)

As of January 31, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

BUSINESS

American Bonanza Resources Corp. was incorporated in the State of Nevada on May 2, 2005 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. The one property in our portfolio consists of one unpatented mineral claim known as the Twin Mineral Claims. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

The one property in the Company's portfolio consists of one unpatented mineral claim, consisting of 25 units (each unit equaling approximately 25 hectares) staked and recorded online as per the British Columbia Regulations as event number 4051703, tenure number 521269. The company has all rights to exploit any mineral reserves if they are found on the property.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $37,121 in expenses through January 31, 2008.

The following table provides selected financial data about our company for the period ended January 31, 2008.

                     Balance Sheet Data:           1/31/08
                     -------------------           -------
                     Cash                          $67,879
                     Total assets                  $67,879
                     Total liabilities             $     0
                     Shareholders' equity          $67,879

Cash provided by financing activities since inception through January 31, 2008 was $105,000, 5,000 from the sale of shares to our officer and director in May 2005 and $100,000 resulting from the sale of our common stock in our initial public offering to 34 independent investors in August 2006.

PLAN OF OPERATION

Our cash in the bank at January 31, 2008 was $67,879. We incurred operating expenses of $3,323 and $2,703 for the three months ended January 31, 2008 and 2007, respectively. As we had no revenues our net loss for the same periods equaled our expenses. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss since inception through January 31, 2008 was $37,121.

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
                                                                        ========

As of January 31, 2008 we have paid $9,500 to Mr. Stephenson, the professional geologist, for the Phase I exploration work on the Twin Mineral Claims.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2008 was $67,879, with no outstanding current liabilities. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-130286, at the SEC website at www.sec.gov:

     Exhibit No.                        Description
     -----------                        -----------
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

February 27, 2008            American Bonanza Resources Corp, Registrant


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

February 27, 2008            American Bonanza Resources Corp, Registrant


                             By: /s/ Thomas Gelfand
                                ------------------------------------------------
                             Thomas Gelfand, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board