Form 10-Q
period 2008-04-30
American Bonanza Resources Corp.
filed 2008-06-05
CIK 1342916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of April 30, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2008, prepared by the company, immediately follow.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                        April 30,          October 31,
                                                                          2008                2007
                                                                        ---------           ---------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  64,472           $  71,302
  Deposit                                                                      --                  --
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                       64,472              71,302
                                                                        ---------           ---------

                                                                        $  64,472           $  71,302
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Due to Director                                                       $      --           $     100
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                      --                 100
                                                                        ---------           ---------

TOTAL LIABILITIES                                                              --                 100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of April 30, 2008 and October 31, 2007)                               3,000               3,000
  Additional paid-in capital                                              102,000             102,000
  Deficit accumulated during exploration stage                            (40,528)            (33,798)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       64,472              71,202
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  64,472           $  71,302
                                                                        =========           =========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         May 2, 2005
                                    Three Months     Three Months      Six Months       Six Months       (inception)
                                       Ended            Ended            Ended            Ended            through
                                      April 30,        April 30,        April 30,        April 30,        April 30,
                                        2008             2007             2008             2007             2008
                                     ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                           $       --       $       --       $       --       $       --       $       --
                                     ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                               --               --               --               --               --

OPERATING EXPENSES
  Administrative Expenses                 1,407            1,348            1,729            2,051           22,574
  Professional fees                       2,000            1,500            5,000            3,500           17,953
                                     ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                     3,407            2,848            6,729            5,551           40,528
                                     ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                    $   (3,407)      $   (2,848)      $   (6,729)      $   (5,551)      $  (40,528)
                                     ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE      $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                     ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            3,000,000        3,000,000        3,000,000        3,000,000
                                     ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
               From May 2, 2005 (Inception) through April 30, 2008
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --      $      --      $      --     $     --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000          4,000                       5,000

Net loss, October 31, 2005                                                               (81)         (81)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2005                1,000,000       1,000          4,000            (81)       4,919
                                         ---------     -------      ---------       --------     --------
Stock issued for cash pursuant to
 SB-2 offering @ $.05 per share          2,000,000       2,000         98,000                     100,000

Net loss, October 31, 2006                                                           (14,450)     (14,450)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2006                3,000,000       3,000        102,000        (14,531)      90,469
                                         ---------     -------      ---------       --------     --------

Net loss, October 31, 2007                                                           (19,268)     (19,268)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2007                3,000,000       3,000        102,000        (33,798)      71,202
                                         ---------     -------      ---------       --------     --------

Net loss, April 30, 2008                                                              (6,729)      (6,729)
                                         ---------     -------      ---------       --------     --------

BALANCE, APRIL 30, 2008                  3,000,000     $ 3,000      $ 102,000       $(40,528)    $ 64,472
                                         =========     =======      =========       ========     ========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         May 2, 2005
                                                                 Six Months          Six Months          (inception)
                                                                   Ended               Ended               through
                                                                  April 30,           April 30,           April 30,
                                                                    2008                2007                2008
                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (6,729)          $  (5,551)          $ (40,528)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                              --                  --                  --
    Increase (decrease) in Payable to Director                         (100)               (100)                 --
    (Increase) decrease in Deposit                                       --                  --                  --
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (6,829)             (5,651)            (40,528)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                  --               3,000
  Additional paid-in capital                                             --                  --             102,000
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                  --             105,000
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                      (6,829)             (5,651)             64,472

CASH AT BEGINNING OF PERIOD                                          71,302              85,570                  --
                                                                  ---------           ---------           ---------

CASH AT END OF PERIOD                                             $  64,472           $  79,919           $  64,472
                                                                  =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $      --           $      --           $      --
                                                                  =========           =========           =========
  Income Taxes                                                    $      --           $      --           $      --
                                                                  =========           =========           =========


                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Bonanza Resources Corp. (the Company) was incorporated under the laws of the State of Nevada on May 2, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan, staking of mining claims and completion of the first phase of its exploration program.

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to Apirl 30, 2008 and generated a net loss of $40,528. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. WARRANTS AND OPTIONS

There were  4,000,000  warrants  exercisable  at a price of $.10 per share which
expired  March  2,  2008  without  being  exercised.   There  are  currently  no
outstanding options to acquire any additional shares of common.

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2008


NOTE 6. INCOME TAXES

                                                            As of April 30, 2008
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 40,528
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      13,779
     Valuation allowance                                           (13,779)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of April 30, 2008, the Company has a net operating loss carryforwards of approximately $40,528. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2008


NOTE 9. STOCK TRANSACTIONS (CONTINUED)

As of April 30, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2008:

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $40,528 in expenses through April 30, 2008.

The following table provides selected financial data about our company for the period ended April 30, 2008.

                     Balance Sheet Data:           4/30/08
                     -------------------           -------

                     Cash                          $64,472
                     Total assets                  $64,472
                     Total liabilities             $     0
                     Shareholders' equity          $64,472

Cash provided by financing activities since inception through April 30, 2008 was $105,000, 5,000 from the sale of shares to our officer and director in May 2005 and $100,000 resulting from the sale of our common stock in our initial public offering to 34 independent investors in August 2006.

PLAN OF OPERATION

Our cash in the bank at April 30, 2008 was $64,472. We incurred operating expenses of $3,407 and $2,848 for the three months ended April 30, 2008 and 2007, respectively. As we had no revenues our net loss for the same periods equaled our expenses. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss since inception through April 30, 2008 was $40,528.

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

BUDGET - PHASE I
         Geologist                  5 days @ $500/day                   $  2,500
         Geotechnician              10 days @ $250/day                  $  2,500
         Equipment rental           1 x 4 wheel drive vehicle           $    500
                                    Fuel, Food, Field Supplies          $  1,500
                                    Assays 40 @ $25 each                $  1,000
                                    Report                              $  1,200
                                    Filing Fees                         $    300
                                                                        --------
         TOTAL                                                          $  9,500
                                                                        ========

BUDGET - PHASE II
         Follow-up Geochem Surveying Grid establishment                 $  4,000
         Detailed Geological Mapping and sampling                       $  4,000
         Assays 200 samples $20 / metre                                 $  4,000
         Follow-up Report and supervision                               $  3,000
                                                                        --------
         TOTAL                                                          $ 15,000
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
                                                                        ========

As of April 30, 2008 we have paid $9,500 to Mr. Stephenson, the professional geologist, for the Phase I exploration work on the Twin Mineral Claims.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2008 was $64,472, with no outstanding current liabilities. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

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

June 3, 2008              American Bonanza Resources Corp, Registrant


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

June 3, 2008              American Bonanza Resources Corp, Registrant


                          By: /s/ Thomas Gelfand
                             ---------------------------------------------------
                             Thomas Gelfand, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board