Form 10-Q
period 2008-07-31
American Bonanza Resources Corp.
filed 2008-09-11
CIK 1342916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED July 31, 2008

                        Commission file number 333-130286


                        AMERICAN BONANZA RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                      Suite 1214 - 675 West Hastings Street
                              Vancouver, BC V6B 1N2
           (Address of principal executive offices including zip code)

                                 (604) 681-8123
                     (telephone number, including area code)

                        Suite 206 - 455 Granville Street
                              Vancouver, BC V6C1T1
                 (Former address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of July 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2008, prepared by the company, immediately follow.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        July 31,          October 31,
                                                                          2008               2007
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 63,961           $ 71,302
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      63,961             71,302
                                                                        --------           --------

                                                                        $ 63,961           $ 71,302
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Due to Director                                                       $    100           $    100
  Accounts Payable                                                         2,000                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  2,100                100
                                                                        --------           --------

TOTAL LIABILITIES                                                          2,100                100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of July 31, 2008 and October 31, 2007)                               3,000              3,000
  Additional paid-in capital                                             102,000            102,000
  Deficit accumulated during exploration stage                           (43,139)           (33,798)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      61,861             71,202
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 63,961           $ 71,302
                                                                        ========           ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               May 2, 2005
                                                Nine Months     Nine Months    Three Months    Three Months    (inception)
                                                  Ended           Ended           Ended           Ended          through
                                                 July 31,        July 31,        July 31,        July 31,        July 31,
                                                   2008            2007            2008            2007            2008
                                                ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                      $       --      $       --      $       --      $       --      $       --
                                                ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                          --              --              --              --              --

OPERATING EXPENSES
  Administrative Expenses                            2,341          12,013             612           9,962          23,186
  Professional fees                                  7,000           5,000           2,000           1,500          19,953
                                                ----------      ----------      ----------      ----------      ----------
TOTAL OPERATING COSTS                                9,341          17,013           2,612          11,462          43,139
                                                ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                               $   (9,341)     $  (17,013)     $   (2,612)     $  (11,462)     $  (43,139)
                                                ==========      ==========      ==========      ==========      ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE     $    (0.00)     $    (0.01)     $    (0.00)     $    (0.00)
                                                ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       3,000,000       3,000,000       3,000,000       3,000,000
                                                ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 2, 2005 (Inception) through July 31, 2008
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --      $      --      $      --     $     --

Stock issued for cash on May 2, 2005
 @ $0.01 per share                       1,000,000       1,000          4,000                       5,000

Net loss, October 31, 2005                                                               (81)         (81)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2005                1,000,000       1,000          4,000            (81)       4,919
                                         ---------     -------      ---------       --------     --------
Stock issued for cash pursuant to
 SB-2 offering @ $.05 per share          2,000,000       2,000         98,000                     100,000

Net loss, October 31, 2006                                                           (14,450)     (14,450)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2006                3,000,000       3,000        102,000        (14,531)      90,469
                                         ---------     -------      ---------       --------     --------

Net loss, October 31, 2007                                                           (19,268)     (19,268)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2007                3,000,000       3,000        102,000        (33,798)      71,202
                                         ---------     -------      ---------       --------     --------

Net loss, July 31, 2008                                                               (9,341)      (9,341)
                                         ---------     -------      ---------       --------     --------

BALANCE, JULY 31, 2008 (UNAUDITED)       3,000,000     $ 3,000      $ 102,000       $(43,139)    $ 61,861
                                         =========     =======      =========       ========     ========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        May 2, 2005
                                                                      Nine Months      Nine Months      (inception)
                                                                         Ended            Ended           through
                                                                        July 31,         July 31,         July 31,
                                                                         2008             2007             2008
                                                                       ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $  (9,341)       $ (17,013)       $ (43,139)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                2,000               --            2,000
    Increase (decrease) in Payable to Director                                --               --              100
    (Increase) decrease in Deposit                                            --            5,000               --
                                                                       ---------        ---------        ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (7,341)         (12,013)         (41,039)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                    --               --            3,000
  Additional paid-in capital                                                  --               --          102,000
                                                                       ---------        ---------        ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 --               --          105,000
                                                                       ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH                                           (7,341)         (12,013)          63,961

CASH AT BEGINNING OF PERIOD                                               71,302           85,570               --
                                                                       ---------        ---------        ---------

CASH AT END OF PERIOD                                                  $  63,961        $  73,556        $  63,961
                                                                       =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $      --        $      --        $      --
                                                                       =========        =========        =========

  Income Taxes                                                         $      --        $      --        $      --
                                                                       =========        =========        =========

                       See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2008


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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to July 31, 2008 and generated a net loss of $43,139. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

                                                             As of July 31, 2008
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 14,667
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      14,667
     Valuation allowance                                           (14,667)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of July 31, 2008, the Company has a net operating loss carryforwards of approximately $43,139. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2008


NOTE 9. STOCK TRANSACTIONS (CONTINUED)

As of July 31, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2008:

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

The Company carried out the first phase of exploration on one unpatented mineral claim, consisting of 25 units (each unit equaling approximately 25 hectares) staked and recorded online as per the British Columbia Regulations as event number 4051703, tenure number 521269. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property and actively pursue another property on which exploration could be conducted or other potential business opportunities, better utilizing our remaining cash assets.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $43,139 in expenses through July 31, 2008.

The following table provides selected financial data about our company for the period ended July 31, 2008.

                     Balance Sheet Data:           7/31/08
                     -------------------           -------

                     Cash                          $63,961
                     Total assets                  $63,961
                     Total liabilities             $ 2,100
                     Shareholders' equity          $61,861

Cash provided by financing activities since inception through July 31, 2008 was $105,000, $5,000 from the sale of shares to our officer and director in May 2005 and $100,000 resulting from the sale of our common stock in our initial public offering to 34 independent investors in August 2006.

PLAN OF OPERATION

Our cash in the bank at July 31, 2008 was $63,961. We incurred operating expenses of $2,612 and $11,462 for the three months ended July 31, 2008 and 2007, respectively. As we had no revenues our net loss for the same periods equaled our expenses. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss since inception through July 31, 2008 was $43,139.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included securing another property for exploration, sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

If we decide to focus on a merger/acquisition our preliminary focus would be on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our exploration efforts. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2008 was $63,961, with $2,100 in outstanding current liabilities. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

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

September 8, 2008        American Bonanza Resources Corp, Registrant


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

September 8, 2008        American Bonanza Resources Corp, Registrant


                         By: /s/ Thomas Gelfand
                             ---------------------------------------------------
                             Thomas Gelfand, President, Chief Executive Officer, Principal Accounting Officer,
                             Chief Financial Officer,
                             Secretary and Chairman of the Board