Form 10-K
period 2008-10-31
American Bonanza Resources Corp.
filed 2009-01-22
CIK 1342916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2008

                        Commission file number 333-130286

                        American Bonanza Resources Corp.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 20-2781289
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                      94 Dowdeswell Street, P.O. Box N7521
                                 Nassau Bahamas
               (Address of Principal Executive Offices & Zip Code)

                                  (866)640-8818
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 21, 2009, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                        AMERICAN BONANZA RESOURCES CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        4
Item 2.  Properties                                                          6
Item 3.  Legal Proceedings                                                   6
Item 4.  Submission of Matters to a Vote of Securities Holders               6

                                 Part II

Item 5.  Market for Common Equity and Related Stockholder Matters            6
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8
Item 8.  Financial Statements                                               10
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           21
Item 9A. Controls and Procedures                                            21
Item 9B. Other Information                                                  22

                                Part III

Item 10. Directors and Executive Officers                                   23
Item 11. Executive Compensation                                             24
Item 12. Security Ownership of Certain Beneficial Owners and Management     25
Item 13. Certain Relationships and Related Transactions                     26
Item 14. Principal Accounting Fees and Services                             26

                                 Part IV

Item 15. Exhibits                                                           27

Signatures                                                                  27

                                     PART I

ITEM 1. BUSINESS

SUMMARY

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

The Company carried out the first phase of exploration on one unpatented mineral claim, consisting of 25 units (each unit equaling approximately 25 hectares) staked and recorded online as per the British Columbia Regulations as event number 4051703, tenure number 521269. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property and actively pursue another property on which exploration could be conducted, better utilizing our remaining cash assets.

At the present, we have no full-time employees. Our sole officer and director will devote approximately 10% - 15% of his time or 2 to 5 hours per week to our operation.

Our shares are listed on the OTCBB under the symbol ABOZ. To date there has been no active trading market.

Our administrative office is located at 94 Dowdeswell Street, P.O. Box N7521, Nassau Bahamas. Our fiscal year end is October 31.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 3,000,000 common shares issued and outstanding as of October 31, 2008. Of the outstanding shares 1,000,000 shares are held by our officer and director and 2,000,000 shares are held by 34 independent investors.

COMPETITIVE FACTORS

The mining industry is highly fragmented. We do not compete directly with anyone for the exploration or removal of minerals from any property on which we conduct exploration activities as we hold all interest and rights to the Claims.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals where the claims are located.

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

NUMBER OF EMPLOYEES

Our only employee is our officer who currently devotes 2 to 5 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-X for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND HAVE CARRIED OUT EXPLORATION ON ONE PROPERTY WITH UNSUCCESSFUL RESULTS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.

     We completed the first phase of exploration on the Twin Mineral Claims. The results of the exploration were not promising and the program was abandoned. We are currently searching for another property on which we can conduct exploration. We have not earned any revenues as of the date of this annual report.

     The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of a future claim we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

     Our officer and director currently devotes approximately 2 to 5 hours per week of his business time on providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

The Company currently utilizes space at the premises of the officer and director of the Company, Wolf Seyfert, on a rent free basis. The premises are located at 94 Dowdeswell Street, Nassau Bahamas. The facilities include an answering machine, a fax machine, computer and office equipment, as well as access to onsite meeting room facilities. The Company intends to use these facilities for the time being until it feels it has outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages. There are currently no restrictions on the amount of assets used to invest in real estate.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended October 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

     * contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     * contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
     * contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
     * contains a toll-free telephone number for inquiries on disciplinary actions;
     * defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     * contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

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

HOLDERS

As of October 31, 2008, we have 3,000,000 shares of $0.001 par value common stock issued and outstanding held by 35 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended October 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: BELIEVE, EXPECT, ESTIMATE, ANTICIPATE, INTEND, PROJECT AND SIMILAR EXPRESSIONS, OR WORDS WHICH, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS REPORT. THESE FORWARD-LOOKING STATES ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUT PREDICTIONS.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $45,770 in expenses through October 31, 2008.

The following table provides selected financial data about our company for the years ended October 31, 2008 and 2007.

             Balance Sheet Data:           10/31/08         10/31/07
             -------------------           --------         --------

             Cash                          $59,230           71,302
             Total assets                  $59,230           71,302
             Total liabilities             $     0              100
             Shareholders' equity          $59,230           71,202

Cash provided by financing activities since inception through October 31, 2008 was $105,000, $5,000 from the sale of shares to our officer and director in May 2005 and $100,000 resulting from the sale of our common stock in our initial public offering to 34 independent investors in August 2006.

PLAN OF OPERATION

Our cash in the bank at October 31, 2008 was $59,230. We incurred operating expenses of $11,972 and $19,268 for the years ended October 31, 2008 and 2007, respectively. As we had no revenues our net loss for the same periods equaled our expenses. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss since inception through October 31, 2008 was $45,770.

Our plan of operation for the next twelve months is to secure a new property for exploration.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2008 was $59,230, with no outstanding current liabilities. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
      * 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707*
       * TELEPHONE (858) 722-5953 * FAX (858) 7610341 * FAX (858) 764-5480
                         *E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
American Bonanza Resources Corp.

We have audited the accompanying balance sheets of American Bonanza Resources Corp. (the exploration stage Company) as of October 31, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period of May 2, 2005 (inception) to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bonanza Resources Corp. as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the period of May 2, 2005 (inception) to October 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
---------------------------------
CHANG G. PARK, CPA

January 19, 2009
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                       October 31,         October 31,
                                                                          2008                2007
                                                                        ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  59,230           $  71,302
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                       59,230              71,302
                                                                        ---------           ---------

                                                                        $  59,230           $  71,302
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Due to Director                                                       $      --           $     100
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                      --                 100
                                                                        ---------           ---------

TOTAL LIABILITIES                                                              --                 100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of October 31, 2008 and October 31, 2007)                             3,000               3,000
  Additional paid-in capital                                              102,000             102,000
  Deficit accumulated during exploration stage                            (45,770)            (33,798)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       59,230              71,202
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  59,230           $  71,302
                                                                        =========           =========


                        See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                              May 2, 2005
                                                                                              (inception)
                                                     Year Ended           Year Ended            through
                                                     October 31,          October 31,          October 31,
                                                        2008                 2007                 2008
                                                     ----------           ----------           ----------
REVENUES
  Revenues                                           $       --           $       --           $       --
                                                     ----------           ----------           ----------
TOTAL REVENUES                                               --                   --                   --

OPERATING EXPENSES
  Administrative Expenses                                 2,972               12,768               23,817
  Professional fees                                       9,000                6,500               21,953
                                                     ----------           ----------           ----------
TOTAL OPERATING COSTS                                    11,972               19,268               45,770
                                                     ----------           ----------           ----------

NET INCOME (LOSS)                                    $  (11,972)          $  (19,268)          $  (45,770)
                                                     ==========           ==========           ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.01)
                                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            3,000,000            3,000,000
                                                     ==========           ==========


                        See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From May 2, 2005 (Inception) through October 31, 2008
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --      $      --      $      --     $     --

Stock issued for cash on May 2, 2005
 @ $0.005 per share                      1,000,000       1,000          4,000                       5,000

Net loss, October 31, 2005                                                               (81)         (81)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2005                1,000,000       1,000          4,000            (81)       4,919
                                         ---------     -------      ---------       --------     --------
Stock issued for cash pursuant to
 SB-2 offering @ $.05 per share          2,000,000       2,000         98,000                     100,000

Net loss, October 31, 2006                                                           (14,450)     (14,450)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2006                3,000,000       3,000        102,000        (14,530)      90,470
                                         ---------     -------      ---------       --------     --------

Net loss, October 31, 2007                                                           (19,268)     (19,268)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2007                3,000,000       3,000        102,000        (33,798)      71,202
                                         ---------     -------      ---------       --------     --------

Net loss,  October 31, 2008                                                          (17,972)    (11,972)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2008                3,000,000     $ 3,000      $ 102,000       $(45,770)    $ 59,230
                                         =========     =======      =========       ========     ========

                        See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  May 2, 2005
                                                                                                  (inception)
                                                                 Year Ended       Year Ended        through
                                                                 October 31,      October 31,      October 31,
                                                                    2008             2007             2008
                                                                  ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (11,972)       $ (19,268)       $ (45,770)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Payable to Director                          100               --               --
    (Increase) decrease in Deposit                                       --            5,000               --
                                                                  ---------        ---------        ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (12,072)         (14,268)         (45,770)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --               --            3,000
  Additional paid-in capital                                             --               --          102,000
                                                                  ---------        ---------        ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --               --          105,000
                                                                  ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH                                     (12,072)         (14,268)          59,230

CASH AT BEGINNING OF YEAR                                            71,302           85,570               --
                                                                  ---------        ---------        ---------

CASH AT END OF TEAR                                               $  59,230        $  71,302        $  59,230
                                                                  =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $      --        $      --        $      --
                                                                  =========        =========        =========
  Income Taxes                                                    $      --        $      --        $      --
                                                                  =========        =========        =========


                        See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

F. NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to October 31, 2008 and generated a net loss of $45,770. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 4. WARRANTS AND OPTIONS

There were  4,000,000  warrants  exercisable  at a price of $.10 per share which
expired  March  2,  2008  without  being  exercised.   There  are  currently  no
outstanding options to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. From January 1, 2006 to September 30, 2008 the Company paid a director $100 per month for use of office space and services. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                          As of October 31, 2008
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 45,770
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     15,562
     Valuation allowance                                          (15,562)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of October 31, 2008, the Company has a net operating loss carryforwards of approximately $45,770. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

As of October 31, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS.

On September 12, 2008 Thomas Gelfand resigned as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and as a Director. As a result, prior to such resignation, on September 12, 2008 we appointed Wolf

Seyfert as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and as a Director of our company. Our board of directors and officers is now Wolf Seyfert.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of American Bonanza Resources Corp., whose one year term will expire 9/15/09, or at such a time as his successors shall be elected and qualified is as follows:

Name & Address           Age      Position     Date First Elected   Term Expires
--------------           ---      --------     ------------------   ------------

Wolf Seyfert             51       President,        09/12/08          09/15/09
94 Dowdeswell St.                 Secretary,
P.O. Box N7521                    CEO &
Nassau, Bahamas                   Director

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

The director and officer currently devotes an immaterial amount of time, approximately 2 to 5 hours per week, to manage the business affairs of our company. Mr. Seyfert will devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

RESUME

WOLF SEYFERT has been the President, CEO, Secretary and a Director since September 12, 2008. Mr. Seyfert has been a commercial airline pilot for the last

25 years. For the last 10 years he has been a pilot with Western Air in Nassau, Bahamas and is currently Director of Operation for the company. Mr. Seyfert has been a director of several public companies over the years with several of them being resource companies.

CONFLICTS OF INTEREST

We believe that our officer and director may be subject to conflicts of interest. The conflicts of interest arise from his being unable to devote full time to our operations.

No policy has been implemented or will be implemented to address conflicts of interest.

In the event our officer and director resigns from his position, there may be no one to run our operations and our operations may be suspended or cease entirely.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised only of Mr. Seyfert.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Thomas          2008     0          0          0           0          0             0             0         0
Wolf
Seyfert,
President,
CEO, CFO
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Wolf           0              0              0           0           0           0            0           0            0
Seyfert

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Wolf Seyfert         0          0          0             0               0               0             0

There are no current employment agreements between the company and its executive officer.

The officer currently devotes an immaterial amount of time to manage the affairs of the company, approximately 2 to 5 hours per week. The director and principal officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of American Bonanza Resources' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

       Name and Address                    Number           Percentage of
       Beneficial Owner                  of Shares            Ownership
       ----------------                  ---------            ---------

Wolf Seyfert                                    0                 0%
94 Dowdeswell Street
P.O. Box N7521 Nassau, Bahamas

All Officers and
 Directors as a Group (1)                       0                 0%

Thomas Gelfand                          1,000,000                33%
#206-455 Granville St.
Vancouver, BC V6C 1T1

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Seyfert, the officer and director of the corporation, on a rent free basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended October 31, 2008, the total fees charged to the company for audit services were $9,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

The total fees charged to the company for audit services were $2,000, for audit-related services were $Nil, for tax services were $Nil and for other services, including quarterly reviews, were $4,500 during the year ended October 31, 2007.

                                     PART IV

ITEM 15. EXHIBITS

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


/s/ Wolf Seyfert                                                January 21, 2009
------------------------------------------------                ----------------
Wolf Seyfert, President & Director                                    Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)