Form 10-Q
period 2009-01-31
American Bonanza Resources Corp.
filed 2009-02-25
CIK 1342916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED January 31, 2009

                        Commission file number 333-130286


                        AMERICAN BONANZA RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                      94 Dowdeswell Street, P.O. Box N7521
                                 Nassau, Bahamas
           (Address of principal executive offices including zip code)

                                  (866)640-8818
                     (telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of January 31, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended January 31, 2009, prepared by the company, immediately follow.

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                       January 31,         October 31,
                                                                          2009                2008
                                                                        ---------           ---------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  59,212           $  59,230
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                       59,212              59,230
                                                                        ---------           ---------

                                                                        $  59,212           $  59,230
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $   4,585           $      --
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                   4,585                  --
                                                                        ---------           ---------

      TOTAL LIABILITIES                                                     4,585                  --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of January 31, 2009 and October 31, 2008)                             3,000               3,000
  Additional paid-in capital                                              102,000             102,000
  Deficit accumulated during exploration stage                            (50,373)            (45,770)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       54,627              59,230
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  59,212           $  59,230
                                                                        =========           =========


                        See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                  May 2, 2005
                                        Three Months         Three Months         (inception)
                                           Ended                Ended               through
                                         January 31,          January 31,          January 31,
                                            2009                 2008                 2009
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING EXPENSES
  Administrative Expenses                       603                  323               24,420
  Professional fees                           4,000                3,000               25,953
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                         4,603                3,323               50,373
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (4,603)          $   (3,323)          $  (50,373)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                3,000,000            3,000,000
                                         ==========           ==========


                        See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
              From May 2, 2005 (Inception) through January 31, 2009
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $    --      $      --      $      --     $     --

Stock issued for cash on May 2, 2005
 @ $0.005 per share                      1,000,000       1,000          4,000                       5,000

Net loss, October 31, 2005                                                               (81)         (81)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2005                1,000,000       1,000          4,000            (81)       4,919
                                         ---------     -------      ---------       --------     --------
Stock issued for cash pursuant to
 SB-2 offering @ $.05 per share          2,000,000       2,000         98,000                     100,000

Net loss, October 31, 2006                                                           (14,450)     (14,450)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2006                3,000,000       3,000        102,000        (14,531)      90,469
                                         ---------     -------      ---------       --------     --------

Net loss, October 31, 2007                                                           (19,268)     (19,268)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2007                3,000,000       3,000        102,000        (33,798)      71,202
                                         ---------     -------      ---------       --------     --------

Net loss, October 31, 2008                                                           (11,972)    (11,972)
                                         ---------     -------      ---------       --------     --------

BALANCE, OCTOBER 31, 2008                3,000,000       3,000        102,000        (45,770)      59,230
                                         ---------     -------      ---------       --------     --------

Net loss, January 31, 2009                                                            (4,603)      (4,603)
                                         ---------     -------      ---------       --------     --------

BALANCE, JANUARY 31, 2009                3,000,000     $ 3,000      $ 102,000       $(50,373)    $ 54,627
                                         =========     =======      =========       ========     ========


                        See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        May 2, 2005
                                                                Three Months        Three Months        (inception)
                                                                   Ended               Ended              through
                                                                 January 31,         January 31,         January 31,
                                                                    2009                2008                2009
                                                                  ---------           ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (4,603)          $  (3,323)          $ (50,373)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Payable to Director                        4,585                (100)              4,585
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (18)             (3,423)            (45,788)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                  --               3,000
  Additional paid-in capital                                             --                  --             102,000
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                  --             105,000
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                         (18)             (3,423)             59,212

CASH AT BEGINNING OF PERIOD                                          59,230              71,302                  --
                                                                  ---------           ---------           ---------

CASH AT END OF PERIOD                                             $  59,212           $  67,879           $  59,212
                                                                  =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $      --           $      --           $      --
                                                                  =========           =========           =========
  Income Taxes                                                    $      --           $      --           $      --
                                                                  =========           =========           =========


                        See Notes to Financial Statements

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2009
--------------------------------------------------------------------------------

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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to January 31, 2009 and generated a net loss of $50,373. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. INCOME TAXES

                                                          As of January 31, 2009
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 17,127
     Other                                                              0
                                                                 --------
     Gross deferred tax assets                                     17,127
     Valuation allowance                                          (17,127)
                                                                 --------

     Net deferred tax assets                                     $      0
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

                        AMERICAN BONANZA RESOURCES CORP.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                January 31, 2009
--------------------------------------------------------------------------------


NOTE 5. NET OPERATING LOSSES

As of January 31, 2009, the Company has a net operating loss carryforwards of approximately $50,373. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 6. STOCK TRANSACTIONS

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

As of January 31, 2009 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2009:

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $50,373 in expenses through January 31, 2009. The following table provides selected financial data about our company for the period ended January 31, 2009.

                     Balance Sheet Data:           1/31/09
                     -------------------           -------

                     Cash                          $59,212
                     Total assets                  $59,212
                     Total liabilities             $ 4,585
                     Shareholders' equity          $54,627

Cash provided by financing activities since inception through January 31, 2009 was $105,000, $5,000 from the sale of shares to our officer and director in May 2005 and $100,000 resulting from the sale of our common stock in our initial public offering to 34 independent investors in August 2006.

PLAN OF OPERATION

Our cash in the bank at January 31, 2009 was $59,212. We incurred operating expenses of $4,603 and $3,323 for the three months ended January 31, 2009 and 2008, respectively. As we had no revenues our net loss for the same periods equaled our expenses. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss since inception through January 31, 2009 was $50,373.

Our plan of operation for the next twelve months is to secure a new property for exploration or other potential business opportunities that might be available to the Company. There can be no assurances that there will be able to secure a new property for exploration or find other available business opportunities, nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity. If we are unable to secure another property for exploration or alternatively, find another business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2009 was $59,212, with $4,585 in outstanding current liabilities. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

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

February 20, 2009          American Bonanza Resources Corp, Registrant


                           By: /s/ Wolf Seyfert
                               -------------------------------------------------
                               Wolf Seyfert, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 20, 2009          American Bonanza Resources Corp, Registrant


                           By: /s/ Wolf Seyfert
                               -------------------------------------------------
                               Wolf Seyfert, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board