Form 10-Q
period 2009-04-30
CLENERGEN Corp
filed 2009-06-08
CIK 1342916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED April 30, 2009

                        Commission file number 333-130286


                              CLENERGEN CORPORATION
             (Exact name of registrant as specified in its charter)

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

                        AMERICAN BONANZA RESOURCES CORP.
                           (Former name of registrant)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,750,000 shares as of June 5, 2009

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended April 30, 2009, prepared by the company, immediately follow.

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                        April 30,          October 31,
                                                                          2009                2008
                                                                        ---------           ---------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     662           $  59,230
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                          662              59,230
                                                                        ---------           ---------

                                                                        $     662           $  59,230
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 15,750,000 shares issued and outstanding
   as of April 30, 2009 and October 31, 2008)                              15,750              15,750
  Additional paid-in capital                                               89,250              89,250
  Deficit accumulated during exploration stage                           (104,338)            (45,770)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          662              59,230
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     662           $  59,230
                                                                        =========           =========


                        See Notes to Financial Statements

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         May 2, 2005
                                    Three Months     Three Months      Six Months       Six Months       (inception)
                                       Ended            Ended            Ended            Ended            through
                                      April 30,        April 30,        April 30,        April 30,        April 30,
                                        2009             2008             2009             2008             2009
                                     -----------      -----------      -----------      -----------      -----------
REVENUES
  Revenues                           $        --      $        --      $        --      $        --      $        --
                                     -----------      -----------      -----------      -----------      -----------
TOTAL REVENUES                                --               --               --               --               --

OPERATING EXPENSES
  Administrative Expenses                 51,965            1,407           52,568            1,729           76,385
  Professional fees                        2,000            2,000            6,000            5,000           27,953
                                     -----------      -----------      -----------      -----------      -----------
TOTAL OPERATING COSTS                     53,965            3,407           58,568            6,729          104,338
                                     -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                    $   (53,965)     $    (3,407)     $   (58,568)     $    (6,729)     $  (104,338)
                                     ===========      ===========      ===========      ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE      $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                     ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            15,750,000       15,750,000       15,750,000       15,750,000
                                     ===========      ===========      ===========      ===========


                        See Notes to Financial Statements

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
               From May 2, 2005 (Inception) through April 30, 2008
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $     --     $     --       $       --     $     --

Stock issued for cash on May 2, 2005
 @ $0.00095 per share                    5,250,000        5,250         (250)                        5,000

Net loss, October 31, 2005                                                                (81)         (81)
                                       -----------     --------     --------       ----------     --------
BALANCE, OCTOBER 31, 2005                5,250,000        5,250         (250)             (81)       4,919
                                       -----------     --------     --------       ----------     --------

Stock issued for cash pursuant to
 SB-2 offering @ $.00952 per share      10,500,000       10,500       89,500                       100,000

Net loss, October 31, 2006                                                            (14,450)     (14,450)
                                       -----------     --------     --------       ----------     --------

BALANCE, OCTOBER 31, 2006               15,750,000       15,750       89,250          (14,531)      90,469
                                       -----------     --------     --------       ----------     --------

Net loss, October 31, 2007                                                            (19,268)     (19,268)
                                       -----------     --------     --------       ----------     --------

BALANCE, OCTOBER 31, 2007               15,750,000       15,750       89,250          (33,798)      71,202
                                       -----------     --------     --------       ----------     --------
Net loss, October 31, 2008                                                            (11,972)     (11,972)
                                       -----------     --------     --------       ----------     --------

BALANCE, OCTOBER 31, 2008               15,750,000       15,750       89,250          (45,770)      59,230
                                       -----------     --------     --------       ----------     --------

Net loss, April 30, 2009                                                              (58,568)     (58,568)
                                       -----------     --------     --------       ----------     --------

BALANCE, APRIL 30, 2009                 15,750,000     $ 15,750     $ 89,250       $ (104,338)    $    662
                                       ===========     ========     ========       ==========     ========


Note: On March 19, 2009 the Company effected a 5.25 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five and one quarter post-split shares of common stock. This forward split has been retro-actively applied to all previous periods.


                        See Notes to Financial Statements

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         May 2, 2005
                                                                 Six Months          Six Months          (inception)
                                                                   Ended               Ended               through
                                                                  April 30,           April 30,           April 30,
                                                                    2009                2008                2009
                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (58,568)          $  (6,729)          $(104,338)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Payable to Director                           --                (100)                 --
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (58,568)             (6,829)           (104,338)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           12,750                  --              15,750
  Additional paid-in capital                                        (12,750)                 --              89,250
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                  --             105,000
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                     (58,568)             (6,829)                662

CASH AT BEGINNING OF PERIOD                                          59,230              71,302                  --
                                                                  ---------           ---------           ---------

CASH AT END OF PERIOD                                             $     662           $  64,472           $     662
                                                                  =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $      --           $      --           $      --
                                                                  =========           =========           =========
  Income Taxes                                                    $      --           $      --           $      --
                                                                  =========           =========           =========


                        See Notes to Financial Statements

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Clenergen Corporation (formerly American Bonanza Resources Corp.) (the Company) was incorporated under the laws of the State of Nevada on May 2, 2005. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Effective March 19, 2009, the Company changed its name from American Bonanza Resources Corp. to Clenergen Corporation.

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

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to April 30, 2009 and generated a net loss of $104,338. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 4. INCOME TAXES

                                                            As of April 30, 2009
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 35,475
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    35,475
       Valuation allowance                                         (35,475)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 5. NET OPERATING LOSSES

As of April 30, 2009, the Company has a net operating loss carryforwards of approximately $104,338. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On May 2, 2005 the Company issued a total of 5,250,000 shares of common stock to two directors for cash in the amount of $5,000.

Concluding on August 18, 2006 2,000,000 units from the Company's registered SB-2 offering had been sold reflecting 10,500,000 shares of common stock.

On March 19, 2009 the Company effected a 5.25 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five and one quarter post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares.

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 6. STOCK TRANSACTIONS (CONTINUED)

The Company's post-split authorized capital increased to 150,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

As of April 30, 2009 the Company had 15,750,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2009:

Common stock, $ 0.001 par value: 150,000,000 shares authorized; 15,750,000 shares issued and outstanding.

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

BUSINESS

Clenergen Corporation was incorporated as American Bonanza Resources Corp. in the State of Nevada on May 2, 2005 to engage in the acquisition, exploration and development of natural resource properties. On March 19, 2009 we changed our name to Clenergen Corporation. We are an exploration stage company with no revenues and limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The Company carried out the first phase of exploration on one unpatented mineral claim, consisting of 25 units (each unit equaling approximately 25 hectares) staked and recorded online as per the British Columbia Regulations as event number 4051703, tenure number 521269. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to abandon the property better utilizing our remaining cash assets.

Given current market conditions, and the inability of an exploration stage resource company to attract financing, the company has been investigating other opportunities in its efforts to maintain and enhance shareholder value. Further to these efforts, the company has appointed additional members to its board of directors and has changed its executive officers.

On March 16, 2009, Mark Quinn and Jessica Hatfield were elected directors of our company.

On March 16, 2009 Wolf Seyfert resigned as president, chief executive officer and chief financial officer of our company and Mark Quinn was appointed president, chief executive officer and chief financial officer of our company.

In 1994 Jessica Hatfield founded The Media Vehicle, a company providing advertising alternatives to traditional above line media. Jessica is chief executive officer and the co-founder of STARO (Save the Amazon Rainforest Organization). Jessica has recently been elected to the United Nations Environmental Program Who's who In `Women and the Environment' roll recognizing her work in the field of Amazon Rainforest conservation. Her current portfolio of business interests span across the renewable energy and sustainable building sectors.

Mark has extensive international business experience in South East Asia (particularly in India and the Philippines), Russia, Middle East and Africa. Mark has negotiated a number of commercial contracts with government agencies in those regions. In September 2005, Mark become the Managing Director of Enhanced Biofuels & Technologies Limited and developed a marketing program for the introduction of a renewable emulsified diesel fuel (RED), in conjunction with the development of a sustainable supply chain of crude vegetable oil from Eastern Europe and Russia. Working in conjunction with the Saudi offset accreditation program and the international carbon trading market to support the sale of renewable fuel and technology produced in Saudi Arabia. He also set up laboratory facilities in India for research and development of Algae Biomass as a viable source of non edible vegetable oils for use in the production of biofuels.

From 2003 to 2005, Mark worked with Karl Watkin and founded D1 Oils Corp., developing D1 into the global market leader in biodiesel. Mark successfully listed the company on the Alternative Investment Market in October 2004, raising (pound)40 million in funding over the course of the first year. Established agronomy programs within both the public and private sectors throughout India, Africa, Thailand and South East Asia, for the development of sustainable supplies of vegetable oils and worked closely with Governments to promote and gain acceptance of biodiesel as an alternative and renewable energy resource.

Our board of directors now consists of Wolf Seyfert, Mark Quinn and Jessica Hatfield.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $104,338 in expenses through April 30, 2009. The following table provides selected financial data about our company for the period ended April 30, 2009.

                   Balance Sheet Data:          4/30/09
                   -------------------          -------

                   Cash                          $ 662
                   Total assets                  $ 662
                   Total liabilities             $   0
                   Shareholders' equity          $ 662

Cash provided by financing activities since inception through April 30, 2009 was $105,000, $5,000 from the sale of shares to our officer and director in May 2005 and $100,000 resulting from the sale of our common stock in our initial public offering to 34 independent investors in August 2006.
On March 19, 2009 the Company effected a 5.25 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five and one quarter post-split shares of common stock.

The Company's post-split authorized capital increased to 150,000,000 shares of common stock with a par value of $0.001 per share. As of April 30, 2009 the Company had 15,750,000 shares of common stock issued and outstanding. The name change and forward stock split resulted in a new stock symbol "CRGE" on the Over-the-Counter Bulletin Board.

PLAN OF OPERATION

Our cash in the bank at April 30, 2009 was $662. We incurred operating expenses of $53,965 and $3,407 for the three months ended April 30, 2009 and 2008, respectively. As we had no revenues our net loss for the same periods equaled our expenses. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss since inception through April 30, 2009 was $104,338.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2009 was $662 with no outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $30,000. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

June 5, 2009           Clenergen Corporation, Registrant


                       By: /s/ Mark Quinn
                           -----------------------------------------------------
                           Mark Quinn, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 5, 2009           Clenergen Corporation, Registrant


                       By: /s/ Mark Quinn
                           -----------------------------------------------------
                           Mark Quinn, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director


                       By: /s/ Jessica Hatfield
                           -----------------------------------------------------
                           Jessica Hatfield, Director


                       By: /s/ Wolf Seyfert
                           -----------------------------------------------------
                           Wolf Seyfert, Director