Form 10-Q
period 2009-07-31
CLENERGEN Corp
filed 2009-09-14
CIK 1342916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________

                       Commission File Number 333-130286

                              CLENERGEN CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                                20-2781289
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

6165 NW 123rd Lane, Coral Springs, Florida                         33076
 (Address of principal executive offices)                        (Zip Code)

                                  866.640.8818
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

84,247,968 common shares issued and outstanding as of September 9, 2009

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of               As of
                                                                        July 31,           October 31,
                                                                          2009                2008
                                                                        ---------           ---------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     363           $  59,230
                                                                        ---------           ---------

TOTAL CURRENT ASSETS                                                          363              59,230
                                                                        ---------           ---------

                                                                        $     363           $  59,230
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  10,389           $      --
                                                                        ---------           ---------

TOTAL CURRENT LIABILITIES                                                  10,389                  --
                                                                        ---------           ---------

TOTAL LIABILITIES                                                          10,389                  --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 150,000,000 shares
   authorized; 15,750,000 shares issued and outstanding
    as of July 31, 2009 and October 31, 2008)                              15,750              15,750
  Additional paid-in capital                                               89,250              89,250
  Deficit accumulated during exploration stage                           (115,026)            (45,770)
                                                                        ---------           ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (10,026)             59,230
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     363           $  59,230
                                                                        =========           =========


                       See Notes to Financial Statements

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 2, 2005
                                    Three Months     Three Months      Nine Months       Nine Months       (inception)
                                       Ended            Ended             Ended             Ended            through
                                      July 31,         July 31,          July 31,          July 31,          July 31,
                                        2009             2008              2009              2008              2009
                                    ------------     ------------      ------------      ------------      ------------
REVENUES
  Revenues                          $         --     $         --      $         --      $         --      $         --
                                    ------------     ------------      ------------      ------------      ------------
TOTAL REVENUES                                --               --                --                --                --

OPERATING EXPENSES
  Administrative Expenses                    379              612            52,947             2,341            76,764
  Professional fees                       10,309            2,000            16,309             7,000            38,262
                                    ------------     ------------      ------------      ------------      ------------
TOTAL OPERATING COSTS                     10,688            2,612            69,256             9,341           115,026
                                    ------------     ------------      ------------      ------------      ------------

NET INCOME (LOSS)                   $    (10,688)    $     (2,612)     $    (69,256)     $     (9,341)     $   (115,026)
                                    ============     ============      ============      ============      ============

BASIC EARNINGS (LOSS) PER SHARE     $      (0.00)    $      (0.00)     $      (0.00)     $      (0.00)
                                    ============     ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            15,750,000       15,750,000        15,750,000        15,750,000
                                    ============     ============      ============      ============


                       See Notes to Financial Statements

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (AN EXPLORATION STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity
               From May 2, 2005 (Inception) through July 31, 2009
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                        Common      Additional      During
                                           Common       Stock        Paid-in      Exploration
                                           Stock        Amount       Capital         Stage         Total
                                           -----        ------       -------         -----         -----
BALANCE, MAY 2, 2005                            --     $     --     $     --       $       --     $     --

Stock issued for cash on May 2, 2005
 @ $0.00095 per share                    5,250,000        5,250         (250)                        5,000

Net loss, October 31, 2005                                                                (81)         (81)
                                       -----------     --------     --------       ----------     --------
BALANCE, OCTOBER 31, 2005                5,250,000        5,250         (250)             (81)       4,919
                                       -----------     --------     --------       ----------     --------
Stock issued for cash pursuant to
 SB-2 offering @ $.00952 per share      10,500,000       10,500       89,500                       100,000

Net loss, October 31, 2006                                                            (14,450)     (14,450)
                                       -----------     --------     --------       ----------     --------

BALANCE, OCTOBER 31, 2006               15,750,000       15,750       89,250          (14,531)      90,469
                                       -----------     --------     --------       ----------     --------

Net loss, October 31, 2007                                                            (19,268)     (19,268)
                                       -----------     --------     --------       ----------     --------

BALANCE, OCTOBER 31, 2007               15,750,000       15,750       89,250          (33,798)      71,202
                                       -----------     --------     --------       ----------     --------
Net loss, October 31, 2008                                                            (11,972)     (11,972)
                                       -----------     --------     --------       ----------     --------

BALANCE, OCTOBER 31, 2008               15,750,000       15,750       89,250          (45,770)      59,230
                                       -----------     --------     --------       ----------     --------

Net loss, July 31, 2009                                                               (69,256)     (69,256)
                                       -----------     --------     --------       ----------     --------

BALANCE, JULY 31, 2009 (UNAUDITED)      15,750,000     $ 15,750     $ 89,250       $ (115,026)    $(10,026)
                                       ===========     ========     ========       ==========     ========


                       See Notes to Financial Statements

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        May 2, 2005
                                                                Nine Months         Nine Months         (inception)
                                                                   Ended               Ended              through
                                                                  July 31,            July 31,            July 31,
                                                                    2009                2008                2009
                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (69,256)          $  (9,341)          $(115,026)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                          10,389               2,000              10,389
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (58,867)             (7,341)           (104,637)
                                                                  ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           12,750                  --              15,750
  Additional paid-in capital                                        (12,750)                 --              89,250
                                                                  ---------           ---------           ---------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 --             105,000
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                     (58,867)             (7,341)                363

CASH AT BEGINNING OF PERIOD                                          59,230              71,302                  --
                                                                  ---------           ---------           ---------
CASH AT END OF PERIOD                                             $     363           $  63,961           $     363
                                                                  =========           =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $      --           $      --           $      --
                                                                  =========           =========           =========
  Income Taxes                                                    $      --           $      --           $      --
                                                                  =========           =========           =========


                       See Notes to Financial Statements

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2009
--------------------------------------------------------------------------------

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

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 2, 2005 (inception) to July 31, 2009 and generated a net loss of $115,026. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. INCOME TAXES

                                                             As of July 31, 2009
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 39,109
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    39,109
       Valuation allowance                                         (39,109)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 5. NET OPERATING LOSSES

As of July 31, 2009, the Company has a net operating loss carryforwards of approximately $115,026. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of July 31, 2009 the Company had 15,750,000 shares of common stock issued and outstanding.

                              CLENERGEN CORPORATION
                   (FORMERLY AMERICAN BONANZA RESOURCES CORP.)
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  July 31, 2009
--------------------------------------------------------------------------------

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2009:

Common stock, $ 0.001 par value: 150,000,000 shares authorized; 15,750,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

Effective August 4th, 2009, the Company issued an aggregate of 57,447,968 common shares with a fair market value $43,085,976 as compensation for services rendered to the Company, and for agreeing to provide additional services, to 22 individuals (the Shareholders). The Shareholders entered into the "Lockup Agreement with the Company (the Agreement). The Shareholder agrees, that without the prior written consent of the Company, that, until the earlier of the second anniversary of the date of this Agreement or a Change in Control, the Shareholder will not make or cause any sale of any securities. The Shareholder also agrees that after the initial two year period, and up to the earlier of the third anniversary of the date of this Agreement, the Shareholder will give written notice to the Company of its intention to sell any Securities and such written approval to sell by the Company shall be given to the Shareholder within five business days Of the 57,447,968 common shares issued, 34,548,984 common shares were issued to 18 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation of the Securities Act of 1933, as amended) and 22,898,984 common shares were issued to four (4) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933. Two of the individual consultants were the Company's President, Mark Quinn who was issued a total of 15,798,984, and one of the Company's Directors, Jessica Hatfield, who was issued 15,798,984 common shares.

On August 30, 2009, the Company entered into a share exchange agreement with Clenergen Corporation Limited, a United Kingdom corporation ("Clenergen UK"). Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of Clenergen UK's common stock in exchange for the issuance by the Company of 70,278,529 shares of its common stock to the shareholders of Clenergen UK. Due to conditions precedent to closing and the risk that these conditions precedent will not be satisfied, there is no assurance that the Company will complete the share exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Clenergen Corporation, unless otherwise indicated.

GENERAL OVERVIEW

We were incorporated pursuant to the laws of the State of Nevada on May 2, 2005 under the name "American Bonanza Corp.". Since our incorporation, we had been in the business of the acquisition, exploration and development of natural resource properties. We initially held the rights to one unpatented mineral claim, consisting of 25 units (each unit equaling approximately 25 hectares) which were staked and recorded online as per the British Columbia Regulations as event number 4051703, tenure number 521269. We conducted our Phase I exploration program and as the results of Phase I program were not promising, management determined it was in the best interests of the shareholders to abandon the property and actively pursue another property or business on which to utilize our remaining cash assets.

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

On March 16, 2009, Mark Quinn and Jessica Hatfield were elected directors of our company.

Also, on March 16, 2009 Wolf Seyfert resigned as president, chief executive officer and chief financial officer of our company and Mark Quinn was appointed president, chief executive officer and chief financial officer of our company.

Effective March 19, 2009, we effected a 5.25 for one (1) forward stock split of our authorized and issued and outstanding common stock. and the reduction of our authorized common stock As a result, our authorized capital has changed to 150,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares have increased from 3,000,000 shares of common stock to 15,750,000 shares of common stock.. In addition, our directors approved the creation of 10,000,000 shares of preferred stock with a par value $0.001, with the rights and preferences to be designated by the Board of Directors.

Also effective March 19, 2009, we have changed our name from "American Bonanza Resources Corp." to Clenergen Corporation". The change of name was approved by our directors and a majority of our shareholders.

Effective August 4th, 2009, we issued an aggregate of 57,447,968 common shares as compensation for services rendered to our company, and for agreeing to provide additional services, to 22 individuals. Of the 57,447,968 common shares issued, 34,548,984 common shares were issued to 18 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation of the Securities Act of 1933, as amended) and 22,898,984 common shares were issued to four (4) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933. Two of the individual consultants were our President, Mark Quinn who was issued a total of 17,948,984, and one of our Directors, Jessica Hatfield, who was issued 13,848,954 common shares.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

RECENT DEVELOPMENTS

On August 30, 2009, we entered into a share exchange agreement with Clenergen Corporation Limited, a United Kingdom corporation ("Clenergen UK"). Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding shares of Clenergen UK's common stock in exchange for the issuance by our company of 70,278,529 shares of our common stock to the shareholders of Clenergen UK.

TERMS AND CONDITIONS OF THE SHARE EXCHANGE AGREEMENT

One of the terms and conditions of the share exchange agreement that is material to our company is that Clenergen UK will have delivered to our company audited financial statements prepared in accordance with United States GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States.

Due to conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the share exchange.

EMPLOYEES

Our directors and officers act as employees of our company

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING JULY 31, 2009 AND 2008

                                         Three Months Ended
                                               July 31,
                                          2009         2008
                                        --------     --------
     Revenue                            $    Nil     $    Nil
     Operating Expenses                 $ 10,688     $  2,612
     Net Loss                           $(10,688)    $ (2,612)

EXPENSES

Our operating expenses for the three month periods ended July 31, 2009 and 2008 are outlined in the table below:

                                         Three Months Ended
                                               July 31,
                                          2009         2008
                                        --------     --------
     Administrative expenses            $    379     $    612
     Professional fees                  $ 10,309     $  2,000

Operating expenses for the three months ended July 31, 2009, increased by 309.19% as compared to the comparative period in 2008 primarily as a result of an increase in professional fees.

NINE MONTH SUMMARY ENDING JULY 31, 2009 AND 2008

                                          Nine Months Ended
                                               July 31,
                                          2009         2008
                                        --------     --------
     Revenue                            $    Nil     $     Nil
     Operating Expenses                 $ 69,256     $  9,341
     Net Loss                           $(69,256)    $ (9,341)

EXPENSES

Our operating expenses for the nine month periods ended July 31, 2009 and 2008 are outlined in the table below:

                                          Nine Months Ended
                                               July 31,
                                          2009         2008
                                        --------     --------
     Administrative expenses            $ 52,947     $  2,341
     Professional fees                  $ 16,309     $  7,000

Operating expenses for the nine months ended July 31, 2009, increased by 641.42% as compared to the comparative period in 2008 primarily as a result of an increase in administrative expenses and professional fees.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                At                 At
                             July 31,          October 31,        Percentage
                               2009               2008         Increase/Decrease
                             --------           --------       -----------------
Current Assets               $    363           $ 59,230             (99.39%)
Current Liabilities          $ 10,389           $    Nil                 --%
Working Capital              $(10,026)          $ 59,230            (116.93%)


CASH FLOWS
                                                           Nine Months Ended
                                                                July 31,
                                                           2009          2008
                                                         --------      --------
Net Cash Provided by (Used in) Operating Activities      $(58,867)     $ (7,341)
Net Cash Provided by (Used In) Investing Activities      $    Nil      $    Nil
Net Cash Provided by Financing Activities                $    Nil      $    Nil
INCREASE (DECREASE) IN CASH DURING THE PERIOD            $(58,867)     $ (7,341)

As of July 31, 2009, our company had working capital deficit of $10,026. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

               Estimated Expenses for the Next Twelve Month Period

     Operating Expenses                       $  452,561.18
     Management and Consulting                   438,995.70
     General and Administrative                  618,621.30
                                              -------------
                                              $1,510,178.18
                                              =============

We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

In the event that we complete the acquisition of Clenergen UK, we will require further capital.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our product development program. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR COMPANY

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $363 as of July 31, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and ADVERSELY impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities and we may raise funds in the future through the sale of additional equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

WE MAY BE UNSUCCESSFUL AT IDENTIFYING, ACQUIRING AND OPERATING SUITABLE BUSINESS OPPORTUNITIES AND IF WE ARE UNABLE TO FIND, ACQUIRE OR OPERATE A SUITABLE OPPORTUNITY FOR OUR COMPANY, WE MAY NEVER ACHIEVE PROFITABLE OPERATIONS.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

WE HAVE A HISTORY OF LOSSES AND HAVE A DEFICIT, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we acquire a business . Our net loss from May 2, 2005 (date of inception) to July 31, 2009 was $115,026. We had cash of $363 as of July 31, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $125,848each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements for the period ended October 31, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

RISKS ASSOCIATED WITH OUR COMMON STOCK

OUR COMMON STOCK IS ILLIQUID AND SHAREHOLDERS MAY BE UNABLE TO SELL THEIR
SHARES.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number                             Description
------                             -----------

(3)         ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on December 13, 2005)

3.2 Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on December 13, 2005)

3.3 Certificate of Change with respect to the forward stock split (Incorporated by reference from our Form 8-K Current Report filed on March 23, 2009)

3.4 Certificate of Change with respect to the change of name (Incorporated by reference from our Form 8-K Current Report filed on March 23, 2009)

(10)        MATERIAL CONTRACTS

10.1 Share Exchange Agreement dated August 30, 2009 with Clenergen Corporation Limited, a United Kingdom corporation (Incorporated by reference from our Form 8-K Current Report filed on September 4,
            2009)

(31)        SECTION 302 CERTIFICATION

31.1* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)        SECTION 906 CERTIFICATION

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLENERGEN CORPORATION
                                              (Registrant)


Dated: September 14, 2009                /s/ Mark Quinn
                                         ---------------------------------------
                                         Mark Quinn
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Director
                                         (Principal Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer)