Form 10-K
period 2009-10-31
Clenergen Corp
filed 2010-03-22
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

Commission file number: 333-130286

Clenergen Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bath House
8 Chapel Place
London, United Kingdom	EC2A 3DQ
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 20773900289

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 15, 2010, the registrant had 91,586,013 shares of its common stock issued and outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter can not be determine as no active trading market for the common equity had been established as of such date.  The aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,135,000 as of the last day of the registrant’s most recently completed fiscal year and $13,699,305 as of March 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refers to Clenergen Corporation and, unless the context indicates otherwise, our subsidiaries, including Clenergen Corporation Limited (UK) (“Limited”), Clenergen India Private Limited (“Clenergen India”) and Clenergen Biopower Corporation (“CBC”), on a consolidated basis.

Unless otherwise indicated, all monetary amounts are reflected in United States Dollars and, when referenced to a specific date, converted at the currency exchange rate as of the close of business on such date, as reported by the Wall Street Journal.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “should,” “intend,” “estimate,” and variations of such words. Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation:
•	our ability to raise capital to finance our growth and operations, when needed and terms advantageous to us;
•	the ability to manage growth, profitability and the marketability of our products and services;
•	general economic and business conditions;
•	the effect on our business of recent credit-tightening throughout the world;
•	the impact of developments and competition within the fossil fuels and alternative energy industries;
•	adverse results of any legal proceedings;
•
the impact of current, pending or future legislation and regulation on the fossil fuels and alternative energy industries, including, but not limited to, changes in zoning and environmental laws and regulations;

•	our ability to maintain and enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;
•	changes in foreign currency exchange rates;
•	political and government changes in the countries (including local and regional governments) in which we operate;
•	the volatility of our operating results and financial condition;
•	our ability to attract and retain qualified senior management personnel; and
•	the other risks and uncertainties detailed in this Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers of this Annual Report on Form 10-K should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements. Readers should not place undue reliance on forward-looking statements contained in this Form 10-K. We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-K or elsewhere, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

Summary

Clenergen Corporation was incorporated in the State of Nevada on May 2, 2005 under the name “American Bonanza Resources Limited.” On August 4, 2009, we acquired Clenergen Corporation Limited (UK), a United Kingdom corporation, and succeeded to the business of Limited. Limited acquired the assets of Rootschange Limited, a biofuel and biomass research and development company, in April 2009. As a result of these transactions, we are an advance-stage development company focused on installing, owning and operating small to medium sized renewable distributed environmental power systems (“DEPS”) providing electricity to local municipalities, manufacturers and national grids and which are powered by the use of biomass produced from proprietary feedstocks cultivated specifically for this purpose.

We intend to address the needs of a cleaner, greener planet with an environmentally sound and sustainable clean energy generation system, which is in compliance with and in excess of international standards for environmental protection, biodiversity, quality, safety and full traceability backed by a global management team providing a deep wealth of experience in the science, technology, finance and management of our business, as well as practical experiences of managing and investing in similar businesses in both emerging and developed markets. We also have an extensive scientific and technology Board of Advisors who are consulted on each and every project we enter into.

After significant research and development, we have developed a program to:
•
produce high-density, short-rotation biomass crops on a commercial scale at a cost of production competitive with the price of coal (measure in energy terms – MMBtu) using a proprietary integrated farming model, and

•	to produce power, steam, hydrogen, transport fuel, fertilizers, pesticides, chemicals and other important products through advanced gasification and steam technologies.

Our management recognized very early in the investment cycle of future power production platforms that a large and investable gap existed in the area of co-generation/co-gasification (of petcoke and coal), using cultivated biomass in conjunction with standard hydrocarbon fuels. In taking the unique position of approaching the issue from a plant science and plantation management perspective rather than from one of engineering, we have achieved a vital component in the future of co-gasification, the ability to deliver a standard, uniform virgin biomass on a commercial scale at regular intervals over a long period of time with a calorific value in excess of 17Mj/Kg. By blending Petcoke and coal dust with Biomass, the sulphur content is significantly reduced and allows for expansion of the power generation where such sources of supply are readily available.

These factors give us reasonable assurance that none of our power projects stand exposed to the vagaries of the market prices and supplies of feedstocks.

Energy from Biomass

Bioenergy is renewable energy delivered from any organic material from plants or animals. Sources of bioenergy are called “biomass” and include agricultural and forestry residues, municipal solid wastes, industrial wastes and terrestrial and aquatic crops grown solely for energy purposes. Biomass is an attractive petroleum alternative because it is a renewable resource that is more evenly distributed over the Earth’s surface than finite energy sources, and may be exploited using more environmentally friendly technologies.

Current and Planned Projects

Our projects are grouped by geographic location. Our current and proposed projects are located in India, Ghana, Guyana, Philippines and Southern Africa. We cannot give any assurances that these projects and contracts under negotiation will be successful.

India

We intend to establish green field projects internally by building, as well as externally through the acquisition of, biomass power plants in India that will generate electricity utilizing gasification, combustion steam and anaerobic digestion technologies.

We have executed a long-term, fifteen year power purchase agreement with Power Trading Corporation of India Limited (“PTC”) for our sale and supply to PTC of 71 megawatts per hour (“MWe”) of energy, which is the quantum of power that is estimated as available for export after providing for captive consumption. The contract provides flexibility as to when the supply of power needs to commence and provides a guaranteed base price of $0.06 per kilowatt hour. The supply price could rise to $0.14 per kilowatt hour as a result of the trading price of electricity. The contract is to commence once we apply for open access with the Tamilnadu State Electricity Board where the biomass power plants have been installed.

We intend to operate a number of biomass power plants in India that will generate electricity utilizing gasification, combustion steam and anaerobic digestion technologies. Our initial plans for operations in India include operating three power plants; the first to be located in Tirunelveli, Tamilnadu, the second in Salem, Tamilnadu and the third in Channai, Tamilnadu. The biomass power plants will be managed and operated by direct employees of Clenergen India Private limited. We have employed senior electrical and chemical engineers to oversee the hiring of staff required to maintain and operate the power plants.

We plan on erecting and operating, through our Clenergen India Private Limited a 32 MWe gasification based biomass power plant in Tirunelveli, Tamilnadu. This power plant scheduled to be on-line by the last quarter of 2011. Tirunelveli is located approximately 8 kilometers (5 miles) from Tuticorin, one of the twelve major sea ports of India located on the southeastern coast of India. The site of the proposed plant is situated approximately 30 kilometers (18.5 miles) from the lands we intend to develop as the plantations to supply the feedstocks for the biomass power plant. The site is off a main highway and is easily accessible. We already have leased 800 acres of land for such plantations and the lessor has provided us with an option for an additional 3,200 acres in the same region. We believe that the feedstock cultivated on such combined 4,000 acres will generate approximately 70% of the biomass requirement for the power plant to operate at maximum capacity. We believe that the balance of land required to supply biomass for the plant to operate at maximum capacity (2,400 acres) is available within close proximity of the leased and optioned properties.

The initial biomass to be used in the Tuticorin plant will be derived from Prosopis Julia Flora, an invasive species of bush grown throughout Southern India. Prosopis Julia Flora has a low moisture content that requires no additional drying facilities in order to be used as a source of biomass for gasification power plants. The gasification power plant will consist of five modules, each producing 6 MWe of electricity and incorporate a heat recovery system, converting the heat expelled from the gas turbines into energy, sufficient to supply the entire energy requirements for running the gasification power plant, as well as generating an additional 2MEe of electricity. We anticipate that the gas turbine engines will be supplied by GE Jenbacher. Each module will consist of a two pyrolyisis chambers and three GE Jenbacher engines. Our plan calls for the first module will be installed within a twelve-to-sixteen month period commencing in second quarter 2011, with each additional module being supplied every 90 days. All fabrication and piping for the power plant will be sourced from local suppliers in India.

We have leased ten acres of land in Tirunelveli with existing foundation work suitable for use as storage space and construction of the biomass power plant. A detailed site plan for the construction of the plant has been submitted to the appropriate governmental agencies. The State Government of Tamilnadu has agreed to a waiver of all import duties and the national government of India has approved a ten year income tax exemption status for all renewable energy projects.

Clenergen India entered into an agreement in December 2009 to acquire a 1.5 MWe anaerobic digestive biomass power plant site located in Salem, Tamilnadu. The site includes ten acres of land and a power evacuation facilities substation onsite. Such substation will allow us access to the national power grid with limited transmission loss. The purchase price for the site, power plant and other facilities is $1.65 million. The power plant is a turnkey, fully operational facility which generates electricity through an anaerobic digestion process using chicken litter as the feedstock. Biogas is released and fed to GE Genbacher engines to generate electricity. The byproduct of this anaerobic digestion process is chicken litter compost (38.6 US tons per day) which can be processed to produce organic fertilizer for sale to third parties or used in our biomass plantations. We intend to fund this acquisition through sale of [minority] interests in Clenergen India. Our plans for the Salem, Tamilnadu plant include increasing the power plant’s capacity by an additional 8.5 MWe of power through expansion (by 6.5 MWe) of the anaerobic digestion facility and the installation of a 2 MWe gasification biomass power plant, which will utilize wood biomass as a feedstock.

We have, through Clenergen India, submitted an offer to acquire an 18 MWe combustion steam power plant located approximately 40 kilometers (25 miles) east of Chennai, India. Channai, formerly Madras, is a city of over 4.5 million people located in the State of Tamilnadu. We offered a purchase price for the plant of $20 million, subject to technical and financial due diligence. Clenergen India has received an offer of debt financing in the amount of $13 million from Axis Bank, Chennai, on terms acceptable to us. The power plant is a turnkey, fully operational facility that has existing supply contracts for biomass as well as clients for the purchase of electricity under short term power purchase agreements. It is our intention to lease 6,700 acres within close proximity to the site in order to cultivate our own biomass supplies, which we believe will significantly reduce our feedstock costs. The balance of the funds required for this acquisition, which we estimate will total approximately $7 million, will be raised through the sale of minority interests in Clenergen India. We anticipate the closing of the purchase of the Chennai plant to occur in May 2010. However, no assurance can be given that our offer will be accepted by the current plant owner or that we will be able to sell minority interests in Clenergen to raise the non-bank loan portion of the purchase price on terms advantageous to us, or on any terms whatsoever.

We have entered into an agreement with the Madurai Kamaraj University in India to apply various plant science techniques to increase the growth potential of our selected biomass feedstocks. This university conducts extensive global research into biomass feedstock through its dedicated Department of BioEnergy, led by Professor K. Muthuchelian PhD. Sc. FNABS, FIEF. Professor Muthuchelian is a member of our Board of Advisors. Under a grant provided by us, the University will be expanding its Department of Bioenergy and curriculum for PhD students in this field.

We have entered into license and research and development agreements with Star Biotechnology Limited (“Star Biotechnology”) and Arbour Technologies Pty Ltd. (“Arbour Technologies”) with respect to feedstock for our operations. We understand that Star Biotechnology and Arbour Technologies are related companies. Star Biotechnology is the owner of intellectual property relating to technology which enables the polyplodal adaptation of plant and other organic matter, specifically allowing for the alteration of the genetic make-up of an organism, such as trees and bushes, which allows for the organism being genomically adapted for specific purposes. Under the license agreement, Star Biotechnology has licensed to us, on an exclusive basis for the territories of India and Sri Lanka, the right to modify Paulownia species utilizing such intellectual property for exploitation within the power generation industry, provided that such modification efforts are conducted by Arbour Technologies. Under the research and development agreement, Arbour Technology is to produce a new species of Paulownia, climatic- and soil-suitable for cultivation by us in the licensed territories, utilizing existing mother stock owned by Arbour Technologies. The license agreement guarantees a minimum 28% increase in growth from the application of polyploidisation to the mother stock and does not involve genetic engineering. No genetic engineering is utilized (no foreign DNA is introduced), as polyploidy technologies replicate naturally occurring evolutionary events with the process only being hastened through science. Under the research and development agreement, Arbour Technologies is to supply us with 18,000 saplings, which we anticipate will be delivered to us in the second quarter 2010. We intend to conduct high density trials on a sampling of such delivered saplings at various locations in Tamilnadu. We are required to pay Star Biotechnology a onetime licensing fee of $500,000, as well as annual maintenance fees based on acreage planted with saplings originating from the mother stock developed by Arbour Technologies. As of March 15t, 2010, we have paid Star Biotechnology $300,000 of its $500,000 license fee. The research and development agreement required us to pay Arbour Technologies a onetime research and development fee of approximately $80,000, which has been paid in full.

We have entered into Memorandum of Agreement with Enhanced Biofuels and Technologies India Private Limited (“EBTI”), which is owned by Dr. and Mrs. Arumughan, to form Biomass2Biopower (QA) Limited (“Bm2Bp”) for further research in increasing the growth patterns of indigenous species of trees (Eucalyptus, Casuarinas and Vanashree), as well as developing proprietary pesticides and fertilizers for use on our plantations worldwide. We believe that, under controlled agronomy practices, potential yields of biomass feedstock can be increased by an additional 20-30%. We further believe that BM2Bp will generate revenue from the sale of propriety fertilizers and pesticides to Clenergen’s plantation operations worldwide as well as provide plant science, nursery and agronomy training services from a scientific Board of Advisors consisting of 36 distinguished scientists from ten universities in the USA, India and Europe. Dr. Arumugam, Chief Group Science Director of EBTI, was a pioneer of D1 Oils Jatropha breeding programs. Dr. Selvamurthy, Chief Controller of the Indian Defenses Research and Development Organization (DRDO) holds the position of our Chief Scientific Advisor. EBTI has planted 100 acres of short rotation high density crops which will be ready for viewing as of March 2010.

Other recent developments with respect to our projects in India include:

•
We have entered into a Memorandum of Agreement with Growmore Biotech of Bangalore Limited (“GBB”) for GBB to supply 100,000 trees per week of micro-propagated Beema Bamboo, Paulownia and Vanashree trees. Growmore Biotech were vested 1 million Clenergen Corporation shares (valued at $1.00 per share), in return for a discount of 30% to market value. Each sapling will be uniform, disease resistant, and asexual, therefore a non invasive species and fire retardant.

•
We have entered into an engagement letter with a leading Indian merchant bank for a possible public offering of minority interests in and debt securities of Clenergen India. We intend to utilize the net proceeds of such equity and debt offerings to purchase equipment, retain plantation management, finance the upgrade of the capacity of the Salem, Tamilnadu anaerobic digestion power plant, acquire the Chennai combustion steam power plant, construct the Tirunelevi, Tamilnadu combustion steam or gasification technology based power plant and pay the set up costs of plantations on the land under lease.

We anticipate continuing to rely on sales of our stock and borrowings in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities on terms advantageous to us, or on any terms.

Ghana

We have conducted a detailed feasibility study regarding the cultivation of Beema Bamboo in Ghana as feedstock for the purpose of increasing the domestic supply of electricity to the country’s national electric grid, as well as supplying an uninterrupted supply of biomass for us in generating renewable electricity to a large mining operation. We have entered into an agreement to install a 56 MWe combustion steam power plant in Ghana. We plan on entering into an agreement with the government of Ghana for the purpose of financing for the installation of the power plant and purchase of land suitable for the cultivation of Beema Bamboo as a biomass feedstock.

We are at an advanced stage of negotiating an agreement with a large mining company located in Ghana, pursuant to which we would install a 36 MWe biomass power plant onsite. It is our intention to lease 8000 acres of land in order to cultivate our own feedstock for use at the proposed power plant.

We have signed a memorandum of agreement for the supply of up to approximately 317,000 US tons per annum of bamboo wood chips (biomass) at an average price of $45.35 per ton. The contract will become effective one month prior to the commissioning of a biomass power plant and would remain in force for a minimum two year period, until such time we commence harvesting of our own cultivated biomass feedstock for use at the 36 MWe power plant.

Guyana

We have entered into a 5,000 acre sub lease for land located in Guyana (South America). We retain the right to sub lease an additional 145,000 acres of contiguous savannah lands located next to a river port with full barge loading facilities to export from the port. GCI selected Guyana after reviewing 29 other countries for the cultivation of Paulownia. They have developed an elite strain which is suitable for tropical climates. We anticipate applying a tree adaptation process to the Guyana mother stock in order to increase the growth by up to 40%, as well as conducting trials on Beema Bamboo in this region. Spacing trials of 1,000 and 2,000 trees per acre have already commenced. The transportation costs to the port are projected be at a very competitive price for export to the UK and USA markets. We have consulted with several major coal-fired and biomass power plants located in Europe who are currently anticipating collectively ordering 6.6 million tons of wood pellets over the next four years. We believe that current commodity price index provide a clear indication between the shortage of supply and demand. We plan to enter into a supply agreement for approximately 200,000 tons of wood chips or wood pellets in order to raise project financing for commencing cultivation on the 5,000 acres of land under lease, we anticipate entering into a non binding off-take (supply agreement) for wood pellets by September 2010.

We are in the early stages of testing GCI's wood chips with proven gas-to-liquid technology in view of possibly licensing this technology for use in our proposed operations in Guyana with the anticipation of future export of ASTM standard transport fuels (heating and mechanical) to the USA.

Philippines

We have signed a memorandum of agreement with the National Power Corporation (the “NPC”) to install biomass power plants on certain small islands as designated by NPC. NPC owns and operates the transmission lines on a majority of the islands of the Philippines where, we believe, the supply of diesel (for power generation) is unreliable and cost prohibitive. The memorandum contemplates that a detailed feasibility study will be conducted in partnership with NPC, following which a 2 MWe gasification biomass power plant will be installed on a designated island. We are conducting field trials of Beema bamboo at three separate locations in the Philippines, in order to establish the feasibility of supplying biomass to existing coal fired power generation plants which are required by law to reduce the carbon emissions by no less than 20% by 2015.

Southern Africa

We have entered into an agreement for the purpose of installing gasification biomass power plants to support mining operations in the copper belt of Zambia, along with the cultivation of Beema Bamboo in Mozambique as a source of feedstock for export to existing power plants located in South Africa and India.

Biomass/Feedstock Type, Supply and Source

Our scientific tree adaptation process is applied to strains of tree species, where plant stock is genetically pre-screened for specific chromosomes. Once identified, the selected trees are entered into an active breeding program. This process enables the creation of duplicate sets of chromosomes, where the gene clusters are bred specifically to adapt to certain environmental or physical conditions, resulting in a 28-40% increased growth rate. We have licensed this technology and hold exclusive rights in certain territories to this technology.

A unique feature of our business model is the application of the tree adaptation process on the proprietary feedstock plants. We have identified two fast growing species of tree and another species of grass to which we apply our proprietary tree adaptation process to rapidly increase their growth rate by 28% to 40%, for the purpose of producing an economically viable source of feedstock/biomass for use in generating a renewable source of electricity.

One is a species of grass named “Beema Bamboo” which has been developed and test planted for our company by Growmore Biotech Limited (“GBL”) of Hosur, Tamilnadu. Results, which have been validated, indicate a yield of over 66 tons per acre per year after four years of cultivation on a planting density of 1,000 plants per acre with a dedicated a system of water irrigation. The harvestable yield is available from the second year of its planting (averaging 22 tons) and the greatest benefit this species can provide is its ability to sprout an average of ten shoots every year from the third year of its planting. This species of bamboo can be considered as perennial with a life span of over 50 years. Beema Bamboo can be grown in a variety of soil conditions where fertilization can supplement the nutrients needed for its growth. Ideally, a wet tropical climate is the most suitable for growth.

The second species of trees, native to China and parts of Asia, is called “Paulownia.” Georgia Caribbean International Limited (Guyana) has specialized in this species of trees since 1991 and has over 500 acres in Guyana under cultivation. As a result of breeding, the Guyana plantation has developed an elite strain of Paulownia which offers excellent mother stock for our projects in India as well as other locations. Extensive research has been done on this species of trees and records indicate that this tree can potentially yield a biomass equivalent of over 44 tons every year. The tree can be coppiced at least eight times which means that for nine years no re-plantation is required and the tree would re-grow back from its stump with multiple shoots being generated from its first coppicing. Upon completion of our tree adaptation process, we will be in a position to file plant breeding rights within the country where it is being planted, since we create a new DNA strain for the species of tree which we refer to as “Majestica.” Paulownia only requires four liters of water every one-to-two days.

The third species of tree is a clone from the Melia Dubia species of trees and is native to India. We refer to this tree as “Vanashree.” It can be cultivated in any type of soil condition and, like Paulownia, and requires four liters of water per day. The tree grows to 40 feet high by year 2 and each tree weighs on average 85 kilograms. Based on a density of 1,700 trees per acre, a Vanashree tree will yield 156 tons of wet biomass every two years and can be coppiced five times over a 10-year period. The moisture content is higher than Paulownia and Beema Bamboo; however, after drying, we project an average yield of 44 tons per annum. Currently we are conducting trials on 20 acres of land in Tamilnadu India in partnership with Enhanced Biofuels and Technologies Limited.

We have tested the biomass of these species tree and grass for their thermal characteristics and gasification efficiency and all have proven to be highly graded biomass materials with calorific values of between 4,000 and 5,000 Kcal/Kg.

In addition to the yields of biomass available from traditional cultivation when applying plant science to the mother stock of Paulownia and Vanashree through a process named polyploidisation, there is a rapid increase in the rate of growth of the trees that results is an increased yield of biomass per acre 12 months after its application.

Our application of polyploidy technology to selected strains of tree species is achieved through a selective breeding process where plant stock is genetically pre-screened for specific polyploidy chromosomes. Once identified, the selected trees are entered into an active breeding program. This process enables the creation of “adaptive polyploids” or plants with duplicate sets of chromosomes, where the gene clusters are bred specifically to adapt to certain environmental or physical conditions (genomic architecture through breeding). Quite simply, the tree (itself a solar energy system through the process of photosynthesis) grows leaves (solar panels) which are 50% larger than a standard variety of the same tree species, thereby enabling it to more efficiently collect solar energy and CO2 and, accordingly, grow more rapidly. This optimization results in a 30-40% increase in the normal growth rate of the tree. Further, no genetic engineering is utilized, as the polyploidy process is a naturally occurring evolutionary event. Re-applying this technology annually to selected mother stock from the hybrid planting material (continuing the breeding process through selection), results in a continuous scientific cycle of increased growth rates although at a lesser extent annually as the process matures.

Importantly, the resulting enhanced photosynthetic process enables the trees to consume larger quantities of carbon creating a carbon “sink” as they grow faster and more efficiently produce and release oxygen into the atmosphere. Polyploidisation is a scientific process first discovered in the 1970s which is well established in the agri-food business, having been successfully used to encourage faster rates of growth in common crops such as corn, wheat, barley, rice sugarcane, cotton and sorghum. The technology has only recently been applied to the forestry industry, the successful application of which has increased the biomass yield and shortened growing times in eucalyptus, willow and poplar tree varieties.

Our company and Growmore Biotech Limited have entered into an agreement under which GBI will apply the polyploidisation process on the mother stock of Paulownia supplied from Guyana. This mother stock will be supplied by both us and GBI. GBI also will carry out tests in association with the Madurai Kamaraj University to determine the most suitable process and agronomical practices to increase their biomass yield an by additional 28% on special strains of Paulownia in the first stage and Beema Bamboo in the second stage. GBI will also provide micro-propagated saplings of its elite strain of Beema Bamboo for mass cultivation in Tamilnadu and Karnataka, as well as a polyploidy mother stock of Marjestica for our plantations in Ghana and Guyana. GBI employs over 100 full time biotechnologists and can produce 100,000 micro-propagated, asexual, disease resistant saplings per week. Pursuant to the terms of this agreement, we are required to pay GBI per micro-propagated plant that they supply and issue an aggregate of 1,000,000 restricted shares of our common stock in exchange for a 30% discount on the price of each sapling produced.

We have also entered into a License and Research and Development Agreement with Star Biotechnology Limited and Arbour Technologies Limited with respect to supplying us with a polyploidy mother stock of Paulownia for field trials on three parcels of land in Tamilnadu, India. Pursuant to this agreement, we have been granted an exclusive license for the process and know-how for the modification of Paulownia strains supplied by Arbour Technologies for use in power generation solely in India and Sri Lanka. Arbour Technologies is a leading organization in the field of polyploidisation and its work has been verified by the Queensland and Brisbane Universities to quantify the increased growth of its Paulownia as a result of applying the polyploidy process.

Gasification Technology

Pyrolysis gasification is a chemical combustion process by which hydrocarbons or organic materials are converted into gas using a large reactor or “cracker,” combining high levels of heat and pressure with low oxygen levels and steam.

Electricity is generated from the use of proven gasification technology which disintegrates the biomass and releases syngas which provides the source of power for gas turbine generators or can be burned to erase all tar and release steam as a source of power for steam turbine generators, depending upon the technology chosen. Its high levels of efficiency and energy conversion creates a consistent source of electricity production without generating any carbon emissions from the process. As a result, the fossil fuel displacement value of the energy produced generates a carbon emission credit (“CER”), which value can be applied towards offsetting the cost of electricity production.

We have sourced, identified and tested an efficient system of power generation using gasification technology and power generation through both gas and steam turbine generators from various manufacturers located in India, Europe, the USA and South Africa. Working and proven installations exist worldwide (including Sassol in South Africa). The technology chosen has a modular design units of 2-, 4-or 8MW which create the most efficient economies of scale and its modular design allows for the scale up of projects based on an increased supply of biomass and can be installed within a 13-16 month period. It is our intent to commence with a small 2MWe demonstration gasification biomass power plant at the site of the 1.5MW per plant in Salem India, with construction commencing in the third quarter 2010.

The technology is not subject to the climatic variables associated with wind and solar projects and, therefore, can generate renewable electricity on a consistent basis, throughout the year, without any direct dependence on sunlight or wind and without the hazards of radiation, a permanent threat in nuclear fission technology. The capability of gasification to displace coal combustion, natural gas and petroleum is a major incentive for governments in developed and developing nations to rapidly deploy this proven technology. South Africa, Finland, Sweden and Norway have demonstrated successfully over the last 50 years, the benefits of the deployment of gasification technology.

In addition, since gasification produces a syngas of hydrogen and carbon monoxide, it is the only conventional energy technology (besides nuclear fission) capable of producing the massive quantities of hydrogen that would be required to convert all or a major portion of the world’s transportation fleet from gasoline and diesel fuel to hydrogen in the future.

The Company has received an unsolicited offer to license small gasification power plants (1 and 2 MWe) from Ankur Scientific Energy Technologies Private Limited, which currently has over 100 installations operational in India and overseas.

Market Analysis

Merrill Lynch estimates that at the end of 2007, the global power shortage was 350 Gigawatts (350k MW), with almost 1/3 of that coming from India alone. Merrill Lynch further projects that figure to rise to 1 terawatt by 2018. The International Energy Agency (IEA) has also predicted that global energy demand will rise by 60% by 2030. This equates to 4,800 GW of new generating capacity, 2,000GW of which will be needed in OECD alone, largely to replace legacy coal and nuclear generating plants.

Major Customers

We plan to commence full scale operation of the 1.5 MW anaerobic digestive biomass power plant facility near Salem, Tamilnadu in March 2010. We have the opportunity to sell the electricity generated directly to customers under short-term contracts or to Power Trading Corporation of India Limited under the 71 MWe contract signed in March 2009. We plan to commence full scale operation of the 10 MW combustion steam biomass power plant in May 2010. We believe that, over the past three years, there has been a strong demand by a range of companies to purchase electricity from the power plant under short term power purchase agreements at an average price of $0.16 per kilowatt hour.

Future installations of biomass power plants in India will supply electricity directly to Power Trading Corporation Limited PTC where we will receive an average weighted price of $0.14 per KW/h. In order to sell directly to PTC, we will have to pay open access and wheeling charges to the State of Tamilnadu where the power is being generated. PTC forward sells the electricity under both short and long term contracts with its customer base located throughout India. Currently PTC retains 60% of the market share for the sale of electricity under short term power contracts.

It is our intent to commence testing of biomass with petcoke (60/40 ratio) and coal dust (75/25 ratio) as a source of fuel for new and or existing power plants. Coal India Limited and Mangalore Refineries and Petrochemicals Limited are both target customers as well as sources of supply of both petcoke and coal.

In Ghana, the potential major customers for the supply of electricity are the large, multinational mining companies operating in the country. Most of the mining companies consume on average 30 MWe at the site of their mining operations. The Government of Ghana is also a potential major customer since the lack of rainfall over the years has drastically reduced their hydro electricity generating capacity from the Volta Dam power plant.

In the Philippines, many of the islands rely on the importation of diesel for power generation which is both expensive and often in short supply. National Power Corporation ("NPC") has been the prime customer for purchasing power from independent power producers ("IPPs"); however, under deregulation currently taking place in the Philippines, NPC is now faced with stiff competition from Meralco which owns a high percentage of the transmission lines to Manila and other major cities in the Philippines. Our potential major customers for electricity are the mining companies operating in the Philippines who rely upon an uninterrupted supply of electricity at the site of their mining operations.

Eskom Holdings Limited, the generator of 95% of electricity used in South Africa and 45% of electricity used in Africa, has have come under increasing pressure to purchase power from IPPs as a result of severe power shortages in South Africa, along with the various neighboring countries to whom Eskom are under long term contracts to supply electricity. For decades, Eskom have maintained a monopoly over the transmission and generation of electricity, however now the market has opened up and tariff rates increased in view of attracting IPP’s to establish power plants in South Africa. As in the other regions where we propose to operate, our potential major customers are the mining companies.

Competition

The alternative energy industry is widespread and highly competitive. Numerous entities in the United States and around the world compete with us in producing and distributing energy from renewable resources, including ethanol, biodiesel and biomass. We face, and expect to continue to face, competition from entities to the extent that they develop products similar or identical to ours. We also face, and expect to continue to face, competition from entities that provide alternative energy solutions from renewable resources other than biomass, such as solar, hydroelectric and wind energy producers.

Many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do. We may have difficulty competing with larger, more established producing companies. These companies have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

We are an advanced-stage development company that plans to engage exclusively in the production, processing and distribution of electricity created from biomass. As a result of our acquisition of the Salem, Tamilnadu power generation facility in India, we anticipate that we will be generating revenue in 2010. We believe this will have a positive effect on our ability to raise additional debt and equity capital to expand our operations both in India and other regions of operations, including the funds necessary for the construction of the 32 MWe power plant in Tuticorin.

The backward integration of supply feedstock from our own designated plantations, where we will be planting short rotation high yielding energy crops using the species of tree has attracted significant media attention worldwide. We believe this business model will provide us a competitive advantage over other biomass power producing companies as we will be able to control and minimize the cost of feedstock in order to generate electricity.

The technologies for producing electricity from biomass and for commercializing those technologies are evolving. Technological developments may result in our products and/or processes becoming obsolete before we commence production. If we are unable to commence production and processing of our products before our competitors, we will be adversely affected. Moreover, any products and technologies that we may develop may be made obsolete by less expensive products or technologies that may be developed by our competitors in the future. We have specifically adopted a strategy of being technology diverse, as we utilize combustion steam, anaerobic digestions and gasification technologies for producing electricity. We believe the costs of installing gasification power plants will decrease over the next five years as more companies migrate to this technology as an alternative to combustion steam, since it is up to 60% more efficient and has a carbon neutral footprint.

We are currently undertaking laboratory tests with suppliers of technology where the biomass is converted into a liquid format (either through the use of catalysts or combustion) and then distilled to produce pyrolsis oil. Currently, pyrolysis oil is used as heating oil or as a fuel for heavy equipment. We believe that this technology will continue to evolve to a standard where the oil generated from the biomass will be suitable for distribution as a renewable diesel, jet fuel and gasoline. Pyrolsis oil requires no modifications to existing fossil fuel refining operations to be blended with fossil fuels and since its origination is from biomass and is carbon neutral.

Compliance with Government Regulation

In each region in India where we plan to install a biomass power plant, we are required to enter into an agreement with the State Electricity Board in order to gain “Open Access” to the natural electric grid. On average, the charge for Open Access is 0.05% of the volume of electricity produced. Under current statutory laws in India, the State Government of Tamilnadu has agreed to a waiver of all import duties and the national government of India has approved a ten year income tax exemption status for all renewable energy projects.

Subsidiaries

As of March 15, 2010, our subsidiaries consisted of the following:

Company Name	Place of Incorporation	Percentage Ownership	Direct Parent Corporation
Clenergen Corporation Limited (UK)	United Kingdom	100%	Clenergen Corporation
Clenergen India Private Limited	India	99.99%	Clenergen Corporation Limited (UK)
Clenergen Biopower Corporation	Florida, USA	19%(1)	Clenergen Corporation

(1)	Mark Quinn, our President and Chief Executive Officer, and Jessica Hatfield, our Executive Vice President, each own 16% of Clenergen Biopower Corporation.

Clenergen Foundation Trust

Business has the power to benefit local and global communities and to this end we have formed The Clenergen Foundation, an independent trust dedicated to social health, education, conservation and long-term rural development. Our immediate goal is to assist and inspire individuals and organizations to preserve natural resources at a local level, building a collective environmental awareness among people of all economic backgrounds for a more sustainable future. To facilitate this, we anticipate that each region will have its own company-sponsored foundation and that each foundation will be managed under the direction of Jessica Hatfield, our Executive Vice President.

A Deed of Trust for the Clenergen Foundation was filed on October 22, 2009 in India. The foundation is engaged in three active programs:

Tamilnadu medical camps (India)

We anticipate establishing a small medical mobile centre in the Tamilnadu region, servicing the plantation work force and local villages in various communities across the region under the direct supervision of Dr T.S Regimon and Jessica Hatfield.

Once we commence commercial operation of our Tuticorin, Tamilnadu biomass power plant (scheduled for the 2011), we intend to install a permanent medical centre to provide medical services for plantation workers, power plant operators and their families, as well as local villagers.

JAT-in-a-Box Project (Africa)

We are involved in revitalizing unwanted land through the cultivation of Jatropha Curcus Lynn seeds, creating valuable employment and a sustainable source of biomass feedstock for our business. We supply all the requirements to cultivate one hectare of Jatropha, including providing locals with “all-in-the boxes,” each containing elite breed seeds, pesticides, fertilizer, growing medium, tools and an agronomy manual. Once emptied, each box can be turned into a fully functional beehive, providing beeswax and honey to supplement the local community’s income.

Stingless Bee Honey Project for the Amazon Rainforest Dwellers

Our stingless beekeeping project offers a sustainable and rewarding income stream to the Caboclos Forest Dwellers in the Amazon region, reducing the need to leave the region and live in urban slums.

Employees

Currently, we have 14 paid employees. We also are currently relying on 22 consultants, who are or have been compensated through fees and issuances of shares of our common stock. We anticipate that the number of employees will increase significantly over the next 12 month period as power plants are acquired and we commence cultivation on our feedstock plantations. None of our employees are members of any labor union and we consider our labor relationships to be good.

We engage contractors from time to time to consult with us on specific affairs or to perform specific tasks.

Intellectual Property

The licensing of the polyploidy technology will provide us with the opportunity to file for proprietary intellectual property and plant breeding rights to the two species of tree (Paulownia and Melia Dubia) , which upon completion of filing will be named Majestica and Vanashree. The process of polyploidisation results in a new DNA strain being generated, creating a new species of tree. We intend to file for IP rights upon completion of the application and trials currently taking place in India. We will file for IP rights in each and every country where our biomass feedstock is cultivated.

We have entered into an agreement for the design and production of fertilizers and pesticides specifically for use with the biomass feedstocks we intend to cultivate in the various regions in which we intend to conduct our power plant and feedstock cultivation operations. We believe that up to 20% additional growth can be gained from the correct application of fertilizers and pesticides. Once test results from trials are complete, we will be able to apply for IP rights for such products within the country where they are manufactured.

The name “Clenergen” and logo have been trademarked and filed under the trademark laws of the United Kingdom.

Item 1A.	Risk Factors.

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

We have incurred net losses since commencing business. We have had no revenues through our fiscal year ended October 31, 2009 (our “2009 Fiscal Year”). We had a net loss of $3,891,123 for the period from October 27, 2005 (date of inception) to October 31, 2008. We had a net loss for the year ended October 31, 2009 of $1,072,695. As the commercialization of power from biomass is a new business, we may experience problems, difficulties, complications and delays typical for companies such as ours.

While we believe that our 1.5 MWe anaerobic digestive biomass power plant in Salem, Tamilnadu and proposed operations in Turicorin, Tamilnadu will generate revenues and be self-sustaining, no assurance can be given that we will recognize any profits from our operations or company-wide net income any time in the future.

Our ability to continue as a going concern is in substantial doubt.

The ability of our company to continue as a going concern is dependent on achieving profitable operations, commercializing our biomass production technology and obtaining the necessary financing in order to increase the cultivation of biomass within the regions identified and construction of power plants to generate revenue from the generation and sale of electricity. The outcome of these matters cannot be predicted at this time. Our future operations are dependent on the market’s acceptance of our products in order to ultimately generate future profitable operations, and our ability to secure sufficient financing to fund future operations. There can be no assurance that our products will be able to secure market acceptance. Management plans to raise additional equity financing to enable our company to complete our development plans. However, there can be no assurance that we will be successful in raising additional financing. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have a limited operating history, which makes it difficult to evaluate our financial position and our business plan.

The company is at the development stage of commercial operations in India, and at an early stage of business development in Guyana, Ghana, Philippines and Southern Africa. Accordingly, there is a limited operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern. We may not be able to generate revenues or sufficient revenues to become profitable.

We may need to obtain a significant amount of additional debt and/or equity capital to commence building and commercialization of the power plants and biomass plantations described in this Annual Report on Form 10-K, which we may not be able to obtain on advantageous terms or at all.

We will require additional capital to fund our business and development plan, including the development and/or construction of our biomass/gasification plants and expansion of our designated biomass plantations in the regions of operation. In addition, once these plants have been constructed, we will have to fund the start-up operations of these plants until, if ever, the plants generate sufficient cash flow from their operations. We may also encounter unforeseen costs that could also require us to seek additional capital. As a result, we expect to seek to raise additional debt and/or equity funding. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and we may not be able to obtain the funding necessary to implement our growth strategy on acceptable terms or at all. An inability to obtain such funding would prevent us from constructing any biomass/gasification plants. Furthermore, our construction strategy may not produce revenues even if successfully funded. We have not yet identified all of the sources for the additional financing we require, although we do have offers of debt financing from two banks for our Clenergen India Limited and have, in the past, been able to raise equity capital through the sale of minority interest in Clenergen India Limited. We might not succeed in raising additional equity capital or in negotiating and obtaining additional financing. Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control. We might not be able to obtain required working capital, the need for which is substantial given our business and development plan. The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders.

We have limited financial and management resources to pursue our growth strategy.

Our growth strategy may place a significant strain on our management, as well as operational and financial resources. We have negative cash flow from operations and continue to seek additional capital. We will have to obtain additional capital either through debt or equity financing to continue our research and development strategies and the commercialization of our technologies. There can be no assurance, however, that we will be able to obtain such financing on terms advantageous to our company, if at all.

If we raise additional funds through the issuance of equity or convertible securities, these new securities may contain certain rights, preferences or privileges that are senior to those of our common shares. Additionally, the percentage of ownership of our company held by existing shareholders will be reduced.

We will be dependent on third parties for expertise in the design and construction of our biomass power plants and any loss or impairment of these relationships could cause delay and added expense.

The number of engineering and construction firms with the necessary expertise to design and build large scale biomass gasification plants (over 2 MWe) and their available capacity is limited. For gasification power plants under 2 MWe in capacity there are two major suppliers based in India who retain the capacity to manufacture such units upon demand. There exists a competitive market place for the design and build out of combustion steam power plants, thereby eliminating the risk of not having available the capacity to construct large scale gasification power plants (over 2 MWe). We will be dependent on our relationships with third parties for engineering and construction expertise. Any loss of, or damage to, these relationships, particularly during the construction and start-up period for the plant(s), may significantly delay the commissioning of the power plants. The time and expense of locating new consultants and contractors could result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and significantly damage our competitive position in the industry. We have secured local supplies of wood chips to offset any shortfall in supply of wood chips from designated feedstock plantations, thereby eliminating the risk of not having feedstock to produce electricity.

We will be highly dependent upon contractors to design and build our biomass/gasification plants. The failure to retain contractors on terms not adverse to our interests and/or the failure of any of such contractors to perform at the levels expected by us could have a material adverse affect on our operations and financial condition. . It is our intention to employee the current engineers and support staff of the 1.5MWe and 18MWe biomass power plants, under the same terms and conditions of employment as provided by their previous employers.

We will be required to hire and retain skilled technical and managerial personnel.

Our success depends in large part on our ability to attract, train, motivate and retain qualified management and skilled employees, particularly managerial, technical, agronomists, technicians, and other critical personnel. Any failure to attract and retain the highly-trained managerial and technical personnel may have a negative impact on our operations, which would have a negative impact on our future revenues. There can be no assurance that we will be able to attract and retain skilled persons and the loss of skilled technical personnel would adversely affect our company.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers for execution of our business plan. The loss of any of our officers could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our officers and will be implementing a D&O Insurance policy. In January 2010, Mr. Mike Starkie (formerly, the Chief Accounting Officer for BP) joined our company as President and [Acting] Chief Financial Officer. The loss of any of our officers could delay or prevent the achievement of our business objectives.

Construction delays or defects could result in delays in our proposed future production and sale of energy from biomass and negatively affect our operations and financial performance.

Construction projects often involve delays for a number of reasons including delays in obtaining permits, delays due to weather conditions and other events. Also, any changes in political administrations at each level that result in policy changes towards energy produced from biomass could also cause construction and/or operation delays. If it takes us longer to construct our proposed plants, our ability to generate revenues could be impaired. In addition, there can be no assurance that defects in materials and/or workmanship will not occur. Such defects could delay the commencement of operations of the plant or cause us to halt or discontinue the plant’s operation or reduce the intended production capacity. Halting or discontinuing plant operations could delay our ability to generate revenues.

Besides using biomass supplied directly from our plantations to fuel our power plants, we may generate alternative revenue through the sale of biomass feedstock to third party power plants and/or sell our cultivated two species of tree and grass as timber for either the construction or paper and pulp industries.

Our proposed plant sites, including our future plants, may have unknown environmental problems that could be expensive and time consuming to correct which may delay or halt plant construction and delay our ability to generate revenue.

Liability costs associated with environmental cleanups of contaminated sites historically have been very high as have been the level of fines imposed by regulatory authorities upon parties deemed to be responsible for environmental contamination. If contamination should take place for which we are deemed to be liable, potentially liable or a responsible party, the resulting costs could have a material effect on our financial position and results of operations. We believe that this risk is mitigated by our program of supplying organic fertilizer and pesticides to each location where we are cultivating trees and/or bush for the purpose of biomass and is further reduced through the use of gasification technology which does not emit any harmful gases and is considered carbon neutral.

We may encounter hazardous conditions at or near each of our proposed facility sites that may delay or prevent construction or operation of a particular facility. If we encounter a hazardous condition at or near a site, work may be suspended and we may be required to correct the condition prior to continuing construction or further production. The presence of a hazardous condition would likely delay or prevent construction of a particular facility and may require significant expenditure of resources to correct the condition. If we encounter any hazardous condition during construction, estimated sales and profitability may be adversely affected.

Changes in environmental regulations or violations of the regulations could be expensive and hinder our ability to operate profitably.

We are and will continue to be subject to extensive air, water and other environmental regulations and will need to maintain a number of environmental permits to construct and operate our power producing plants. If for any reason, any of these permits are not granted, construction costs for the plants may increase, or the plants may not be constructed at all. Additionally, any changes in environmental laws and regulations could require us to invest or spend considerable resources in order to comply with such new laws and regulations. Violations of these laws and regulations could result in liabilities that affect our financial condition and the expense of compliance alone could be significant enough to reduce profits.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities quoted on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a stock exchange. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2.	Properties.

Our executive and administrative offices are located at Bath House, 8 Chapel Place, London, EC2A 3DQ (UK).  We lease approximately 800 square feet at a cost of $2,790 per month.  The lease renews automatically on an annual basis.  We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available, if needed.

We also maintain an office in Chennai through our Clenergen India Private Limited Company.  We lease approximately 800 square feet at this location at a rental cost of $1,500 per month.  This lease renews automatically on an annual basis.  We believe these facilities are adequate for our current needs in India and that alternative facilities on similar terms would be readily available if needed.

We have leased and submitted a lease deposit for 800 acres of land located near Tuticorin, Tamilnadu, India.  The lease will be for a minimum 25 year period and requires a one time payment of $80,000 prior to the commencement of clearing and cultivation.  There will be no annual lease cost for this land [other than the costs of normal maintenance and taxes.]

We have leased ten acres of land with existing foundation structures in Tirunveli, Tamilnadu as the site where we will commence construction of the 32 MWe biomass power plant.  The lease is for a minimum 25 year period and the annual lease cost for the entire ten acres is $38,500.

We have leased 5,000 acres of land in the Republic of Guyana, with an option to lease an additional 145,000 acres.  The Company will be paying $55,000 per year over 10 years.

Item 3.	Legal Proceedings.

We know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders during the year ended October 31, 2009.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Penny Stock Rules

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange).

Our common stock, par value $0.001 per share, is considered penny stock under the Securities and Exchange Act.  We anticipate our common stock will remain a penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling their securities.

Market Information

Our common stock has been listed for quotation on the Over-the-Counter Bulletin Board since November 15, 2006.  However, there were no reported quotations for our common stock prior to August 3, 2009.  The trading symbol for our common stock is “CRGE.”  The following table, based on information provided by Stockwatch, sets forth the range of high and low bids for our common stock, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

October 31, 2009	$1.40	$0.71
July 31, 2009	n/a	n/a
April 30, 2009	n/a	n/a
January 31, 2009	n/a	n/a

October 31, 2008	n/a	n/a
July 31, 2008	n/a	n/a
April 30, 2008	n/a	n/a
January 31, 2008	n/a	n/a

Transfer Agent

Shares of our common stock are issued in registered form.  Holladay Stock Transfer Inc., 2939 N. 67th Street, Scottsdale, AZ 85251 (Telephone: (480) 481-3940; Facsimile: (480) 481-3941) is the registrar and transfer agent for our common sock.

Holders

At March 15, 2010, there were 121 holders of record of our common stock.  We estimate that there are approximately 200 beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.  We currently intend to retain any future earnings for reinvestment in our business.  Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors.

We have not adopted any equity compensation plans

Unregistered Sales of Equity Securities

The following sets forth certain information concerning securities which were sold or issued by us within the past three years without the registration of the securities under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements and were not previously disclosed by us in our prior Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Effective November 5th , 2009, we issued 12,500 shares of our common stock to a consultant, in consideration for this consultant entering into a consulting agreement with our company, which shares we have valued, for accounting purposes, at $10,000  We believe that the issuance of such 12,500 shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering

 Effective November 17, 2009, we issued 100,000 shares of our common stock pursuant to a stock purchase agreement for total consideration of $50,000.  These shares were issued to one “non-U.S. person” (as that term is defined in Regulation S) in an offshore transaction relying on the safe-harbor exception from registration provided in Regulation S.

Effective November 18th , 2009, we issued 120,000 shares of our common stock pursuant to two stock purchase agreements for total consideration of $60,000.  These shares were issued to two “non-U.S. persons” in an offshore transaction relying on the safe-harbor exception from registration provided in Regulation S.

Effective November 19th, 2009 , we issued 350,000 shares of our common stock to a consultant, in consideration for this consultant entering into a consulting agreement with our company, which shares we have valued, for accounting purposes, at $100,000  We believe that the issuance of such 350,000 shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

In November 2009, we issued 4,645,000 shares of our common stock to consultants.

Acquisition of Outstanding Stock

On February 5, 2010, our Board accepted the resignation of Dale Shepherd as our Chief Financial Officer and director and Jack Dickey as a director.  Both Messrs. Shepherd and Dickey have agreed to return the 1 million shares of our common stock previously issued to each of them in connection with their first becoming affiliated with our company.  As of March 15, 2010, neither of them has returned the stock certificates evidencing such aggregate 2 million shares and we have treated such shares as outstanding.

Item 6.	Selected Financial Data.

This Item is not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

Introduction

We were incorporated pursuant to the laws of the State of Nevada on May 2, 2005 under the name “American Bonanza Corp.” From our incorporation to August 2009, we had been in the business of the acquisition, exploration and development of natural resource properties. We initially held the rights to one unpatented mineral claim. We conducted our Phase I exploration program related to such claim and, as the results of such Phase I program were not promising, management determined it was in the best interests of our stockholders to abandon the property and actively pursue another property or business on which to utilize our remaining cash assets.

On August 30, 2009, we entered into a share exchange agreement with Clenergen Corporation Limited (UK), a United Kingdom corporation and the shareholders of Clenergen Corporation Limited (UK). Pursuant to the terms of the share exchange agreement, effective November 4, 2009, we acquired all of the issued and outstanding shares of Limited in exchange for the issuance by our company of 13,643,045 shares of our common stock to the former shareholders of Limited. Prior to entering into the share exchange agreement, on August 4, 2009, we issued 57,547,968 shares of our common stock to certain shareholders of Limited in consideration for their entering into consulting agreements with us with respect to then-future consulting services to be performed by them. As a result of these transactions, the former Limited shareholders acquired a majority of the voting stock of our company. These related transactions are being accounted for as a reverse merger, with Limited being deemed the acquirer for accounting purposes. Accordingly, the pre-acquisition financial statements of Limited have become the historical financial statements of the combined companies. Further, theses transactions are being accounted for as the issuance of common stock by Limited for the net monetary assets of our company, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of Limited has been retroactively restated for the equivalent number of shares of our common stock received by the Limited stockholders in the acquisition, with differences between the par value of our common stock and Limited’s stock recorded as additional paid in capital.

In April 2009, Limited had acquired the assets of Rootchange Limited in exchange for common stock of Limited. The inward investment of Rootchange Limited from research and development of biofuel and biomass feedstock between September 2005 and July 2009 was valued at US $4,840,000.

Plan of Operation

Over the next twelve months, we plan to expand the capacity of our existing 1.5 megawatt (“MWe”) biomass power plant in Salem, Tamilnadu to 10 MWe and intend to acquire an 18 MWe biomass power plant located near Chennai, Tamilnadu in May 2010.  During the calendar years 2011 through 2012, we intend to have installed a 32 MWe biomass power plant to be located near the port of Tuticorin, India.

Over the next twelve months, we anticipate that we will incur the following uses of cash:

General, administrative and corporate expenses	$600,000
Professional fees	920,000
Lease of 5,000 acre plantation in Guyana and commencement of field trials	200,000
Acquisition of Chennai 18 MWe biomass power plant	7,000,000
Deposits on purchases of land for plantations in India; start up costs for Salem 1.5 MWe power plant; repayment of short term loans (India); and finalization and deposit for construction of Tirunelveli 32 MWe biomass power plant	2,500,000
Licensing fee for polyploidy technology	200,000
Feasibility study for National Power Corporation (Philippines)	250,000
Capital equipment for the upgrade to 10MWe at the Salem 1.5MWe power plant and Construction of the 32MWe power plant in Tirunelveli	48,393,965
Total	$60,063,965

We will need additional funds to meet our working capital requirements over next twelve months.  We anticipate that we will be required to raise additional funds through private sales of debt and equity securities of our company and certain of our subsidiaries, as well as a public offering of minority interests in our Clenergen India Private Limited, to continue operations and execute our business plan.  There is no assurance that the financing will be completed as planned or at all.  If we are not successful in rising additional funding, we may be forced to curtail or cease some of all of our operations and/or curtail or elect not to proceed with certain aspects of our business plan.

Purchase of Significant Equipment

We intend to purchase a significant amount of equipment over the next twelve months for the purpose of increasing the capacity of the Salem, Tamilnadu power plant to 10 MWe from 1.5 MWeWe also will make expenditures in connection with purchases of farm equipment and other machinery for the 800 acre plantation to supply feedstock for our planned 32 MWe Tirunelveli power plant that we intend to build and commence operating in 2011.  We anticipate raising the funds necessary for such farm equipment and other machinery through sales of our equity and debt securities.  However, no assurance can be given that we will be able to sell such securities on terms favorable to us, if at all.

Personnel Plan

We expect to significantly increase the number of our employees during our fiscal year ending October 31, 2010 (our “2010 Fiscal Year”), as we commence operating our acquired power plants and cultivating our feedstock plantations.  We have in the past, and anticipate continuing in the future to, outsourced contract employment as needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been obtained through sales of our equity securities, stockholder and other loans, third-party short term financing and advances from related parties.

The following summary of our results of operations should be read in conjunction with its audited financial statements for the years ended October 31, 2009 (“2009 Fiscal Year”) and 2008 (“2008 Fiscal Year”) and the period from October 27, 2005 (Inception) to October 31, 2009 contained elsewhere in this Annual Report on Form 10-K.

	Year Ended October 31,		Period from October 27, 2005 (Inception) to October 31,
	2009	2008	2009
Revenue	$0	$0	$0
Operating expenses	1,072,695	972	4,963,818
Net loss from operations	(1,072,695)	(972)	(4,963,818)

Revenues

We have not generated any revenues since our inception.  We expect to be generating revenues from the 1.5 MWe Salem, Tamilnadu biomass power plant which are anticipated to commence operations in March 2010.    In addition, we expect to be generating a monthly operating profit from the 18 MWe Chennai power plant, which we anticipate acquiring in May 2010.  We do not anticipate generating additional revenues in 2010, except for revenues that could be generated by the sale of fertilizers and pesticides.

Operating Expenses

Operating expenses for the years ended October 31, 2009 and 2008 and the period from October 27, 2005 (Inception) to October 31, 2009 are outlined in the table below:

			Period from
			October 27, 2005
	Year Ended		(Inception) to
	October 31		October 31,
	2009	2008	2009
Research and development	$0	$175	$2,275,043
General and administrative	$1,072,695	$797	$2,688,775

The increase in operating expenses for the 2009 Fiscal Year, compared to the same period in fiscal 2008, was mainly due to an increase in research and development expenses, travel expenses, legal and professional fees, and increased use of consultants.  Up until this period, we had expensed research and development costs associated with alternative feedstocks suitable for the generating renewable energy.  Significant costs were incurred in India in regards to the application of microbiology to Jatropha Curacus and over 70 strains of algae, in view of determining the viability of such plants and living organisms as a source of feedstock for renewable energy.  In tandem, we conducted detailed feasibility studies in Russia for cultivating rapeseed as a source of vegetable oil for biodiesel production, and testing of emulsification technology for lowering the carbon emissions of fossil diesels.  These programs were abandoned in December 2007, when it was clear that none of the above were economically viable sources of feedstock for generating renewable energy.  In 2008, we began to research sources of biomass feedstock suitable for the generation of renewable electricity along with proven technologies suitable for converting biomass feedstock to create a sustainable and economically viable supply of renewable energy.

Liquidity and Financial Condition of Clenergen Corporation Limited (UK) for the Years Ended October 31, 2009 and 2008

Cash Flows

	Year Ended October 31, 2009	Year Ended October 31, 2008		Increase / (Decrease)
Net Cash Used in Operating Activities	$(899,125)		$(33,132)	$865,993
Net Cash Used in Investing Activities	$(14,041)	$	Nil	$14,041
Net Cash (Used In) Provided by Financing Activities	$941,550		$(861,187)	$(1,802,737)
Effect of Exchange Rate on Cash	$(26,924)		$416,880	$389,956
Net Increase in Cash	$1,460		$(18)	$1,442

Net cash used in operating activities increased by $865,993 as a result of additional expenses related to research & development, consulting, travel, and legal and professional fees.

The increase in our investing activities reflects additions to the Company’s fixed assets, more specifically, furniture and transportation.

The decrease in financing activities reflects reduction of loans to shareholders and/or affiliates, offset by a contribution of capital upon merger with Clenergen UK.

The effect of the exchange rate is a decrease of $26,924 from October 31, 2008 to October 31, 2009.  This decrease reflects the differences in the exchange rates from period to period and the adjustments related to the Company’s functional currency(s) versus its reporting currency.

As of October 31, 2009, our total assets were $62,899 and our total liabilities were $551,258 and we had a working capital deficit of $488,359.  Our financial statements report a net loss of $1,072,695 for the year ended October 31, 2009, and a net loss of $4,963,818 for the period from October 27, 2005 (date of inception) to October 31, 2009.

We have suffered recurring losses from operations.  The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  In this regard we have raised additional capital through equity offerings and loan transactions.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements of our company include the accounts of Limited and its wholly-owned subsidiary, Clenergen India Private Limited (“Clenergen India”).  All significant intercompany balances and transactions have been eliminated.

Income taxes

Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Research and development

Research and development costs are charged to operations as incurred and include direct costs of research scientists and materials and an allocation of other core scientific services.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

Our assets and liabilities have been translated using the exchange rate at the balance sheet date.  The weighted average exchange rate for the period has been used to translate expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (comprehensive income (loss).)

Comprehensive income (loss)

Other comprehensive income refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity.  Our other comprehensive income is comprised of foreign currency translation adjustments.  Comprehensive income is reported in our consolidated statements of stockholders’ deficiency.

Item 8.	Financial Statements.

We set forth below a list of our audited financial statements included as part of this Annual Report on Form 10-K.

Item	Page*
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at October 31, 2009 and 2008	F-2
Consolidated Statements of Operations for the Years Ended October 31, 2009 and 2008 and from October 27, 2005 (inception) to October 31, 2009	F-4
Consolidated Statement of Changes in Stockholders’ Deficiency for the Years Ended October 31, 2009 and 2008 and from October 27, 2005 (inception) to October 31, 2009	F-5
Consolidated Statements of Cash Flows for the Years Ended October 31, 2009 and 2008 and from October 27, 2005 (inception) to October 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7

*	Page F-1 follows page 45 to this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Financial Disclosure.

On November 18, 2009, we engaged Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) as our principal independent accountants with the approval of our board of directors.  We had dismissed our prior accountants, Chang G. Park, CPA, on November 5, 2009.

Chang G. Park, CPA’s report dated January 19, 2009, for the past two fiscal years ended October 31, 2008 and 2007, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Chang G. Park, CPA expressed in their report substantial doubt about our ability to continue as a going concern.

In connection with the audit of our financial statements and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Chang G. Park, CPA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which disagreements, if not resolved to the satisfaction of Chang G. Park, CPA, would have caused Chang G. Park, CPA to make reference to the subject matter of the disagreements in connection with their report.

During the years ended October 31, 2008 and 2007, and through our retention of Holtz Rubenstein on November 18, 2009, we did not consult Holtz Rubenstein on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.  Neither was a written report provided by Holtz Rubenstein nor oral advice provided that Holtz Rubenstein concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or was there any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our chief executive officer and then-chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, such officers concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

We failed to file this Annual Report on Form 10-K on a timely basis.  We have retained a British charter accountant, with fifteen years of experience in the preparation and filing of reports under the Exchange Act, to assist us in improving our disclosure contracts and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our financial statements and related information.  Our management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of management, including our chief executive officer and then-chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies.  Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of October 31, 2009.  Such ineffectiveness was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	inadequate segregation of duties consistent with control objectives; and
•	ineffective controls over period end financial disclosure and reporting processes.

Our management believes that the material weaknesses noted in latter two items above did not have an effect on our financial results.  However, our management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:

•	transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;
•	receipts and expenditures are being made only in accordance with authorizations of management and the directors of our Company; and
•	unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of Holtz Rubinstein Reminick LLP, our registered public accounting firm, regarding internal control over financial reporting.  Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

Changes in Internal Controls

In connection with our acquisition of Limited, we have adopted new internal controls over the financial reporting and disclosure controls and procedures in anticipation of our transition from an advance-stage development company to commencement of operations.   We also retained ECFO Corporation in January 2010 to assist us in preparing our financial statements in conformity with accounting principles generally accepted in the United States.  Further, in January 2010, Mike Starkie, an individual with substantial experience is preparing financial statements meeting the reporting obligations of the Securities Exchange Act of 1934, was appointed as our interim Chief Financial Officer.  We also intend to retain the services of a British Chartered Accounting firm to assist us in maintaining our financial books and records and in the preparation of our future Quarterly Reports on Form 10-Q.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers.

The following individuals currently serve as our directors, executive officers and key employees.  All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified.  The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark Quinn	Chief Executive Officer and Director	49	March 16, 2009
Jessica Hatfield	Executive Vice President and Director	51	March 16, 2009
Dr. Arvind Pandalai	Non Executive Group Chairman of the Board of Directors	60	November 5, 2009
Robert Kohn	Non Executive Vice Chairman of the Board of Directors	63	November 5, 2009
David Sonnenberg	Director	58	November 5, 2009
Mike Starkie	President and Acting Chief Financial Officer	63	February 5, 2010

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mark L.M. Quinn, Chief Executive Officer and Director

Mark has extensive international business experience in South East Asia (particularly in India and the Philippines), Russia, Middle East and Africa.  Mark has negotiated a number of commercial contracts with government agencies in those regions.

From 2003 to 2005, Mark worked with David Sonnenberg, one of our directors, and founded D1 Oils PLC (“D1”), developing D1 into a global market leader in biodiesel fuel.  Mark and the other founders of D1 successfully listed the company on the Alternative Investment Market in October 2004, raising £30 million in funding over the course of the first year.  Mark has established agronomy programs within both the public and private sectors throughout India, Africa, Thailand and South East Asia, for the development of sustainable supplies of vegetable oils and worked closely with Governments to promote and gain acceptance of biodiesel as an alternative and renewable energy resource.  In September 2005, Mark became the Managing Director of Enhanced Biofuels & Technologies Limited and developed a marketing program for the introduction of a renewable emulsified diesel fuel (RED), in conjunction with the development of a sustainable supply chain of crude vegetable oil from Eastern Europe and Russia.  Working in conjunction with the Saudi offset accreditation program and the international carbon trading market to support the sale of renewable fuel and technology produced in Saudi Arabia.  He also set up laboratory facilities in India for research and development of Algae Biomass as a viable source of non edible vegetable oils for use in the production of biofuels.  In November 2008, Mark entered into a partnership arrangement with Jessica Hatfield and formed Rootchange Limited (previously named MGS Development Company) (“Rootchange”) which acquired all of the assets of Enhanced Biofuels and Technologies Limited.  In March 2009, the assets of Rootchange were acquired by Limited and Mark became Limited’s Chief Executive Officer.  We acquired Limited in November 2009.

Jessica Hatfield, Executive Vice President and Director

From 1994 to 2004, Jessica Hatfield was Chief Executive Officer of The Media Vehicle, a company she founded that provided advertising alternatives to traditional above the line media. She grew the company from a startup to a global brand which she subsequently sold a 30% stake to Clearchannel International. In 2005, she became Chief Executive Officer and the co-founder of STARO (Save the Amazon Rainforest Organization), which she operated on a full time basis to October 2008. In 2008, Jessica was elected to the United Nations Environmental Program Who’s Who In “Women and the Environment,” recognizing her work in the field of Amazon Rainforest conservation. In November 2008, Jessica joined Rootchange as a partner. In March 2009, the assets of Rootchange were acquired by Limited. We acquired Limited in November 2009.

Dr. Arvind Pandalai, Non Executive Chairman and Director

Dr. Arvind Pandalai has 32 years of experience in international trading, export and import management, market research, counter trade, off-shore trade, joint ventures, project management, financial management and strategic planning. Recognizing the contributions made by Dr. Pandalai to the national and organizational cause, he was awarded 2004 IMM Award for Excellence as a Top Professional by the Institute of Marketing & Management, New Delhi, India. He was also awarded Certificate of Excellence in Productivity, Quality, Innovation & Management by the Institute of Economic Studies, New Delhi, India. Prior to accepting the role as non Executive Chairman of Clenergen Corporation, Dr. Arvind was employed by the State Trading Corporation of India Limited a position spanning over 28 years, of which he reached the position of Chairman cum Managing Director up until his retirement in December 2008.

Robert Kohn, Non Executive Vice-Chairman and Director

Robert has been Chairman/CEO, President/COO and co-founder of three start-up public companies, with a combined market cap of over $1.5 billion. Equity and debt raised for these companies exceeded $400 million. From 1996 to 1999, he was President of Entrade.com, an entity trading subsidiary of Exelon Corporation, a New York Stock Exchange listed company that is one of the largest electric companies in the United States. Robert was also co-founder of ORFA Corporation, a waste recycling to energy company listed on the Nasdaq Nation Market System, with a peak market cap exceeding $350 million. He was also co-founder and CEO of AssetTrade (now GoIndustry.com), from November 1998 to March 2003, an ICG company and world leader in its market. Robert was CEO/COO/CFO of four public company joint ventures with Textron and GE Power Systems (now GE Energy). From April 2003 to March 2009, he was a financial consultant for and acted as interim Chief Executive Officer and Chief Financial Officer of Voss Enterprises and Global Realty Development Corp. Over his career, he has developed and negotiated over 20 acquisitions and over 100 strategic alliances/joint ventures. He has served on the board of directors of 13 companies and a 137 year old savings and loan. Robert is a CPA with a BA degree in Accounting from Temple University in 1972.

Mike Starkie, President and Chief Financial Officer

Mike was formerly the Group Vice President and Chief Accounting Officer of BP Plc, a role to which he was appointed in 1994. As Group Vice President and Chief Accounting Officer, Mike played a leading role in BP’s mergers and acquisitions. He was responsible for the Group’s financial statements (including US corporate) and for the Group’s US SEC filings (e.g., Forms 20-F and 6-K), compliance with other financial reporting requirements. Mike sits on several intergovernmental and institutional boards acting as professional advisor and chair. His expertise is used on the CBI Financial Reporting panel of which he is Chairman and also in advising the European Commission on the adoption of International Reporting Standards and Interpretations on the European Financial Reporting Advisory Group (EFRAG) and the Technical Expert Group. Mike retired from BP in December 2009.

David Sonnenberg, Non Executive Director

David currently is Executive Director of Energy Technologies Limited, a South African company formed in January 2007 that is exploiting the potential of agricultural waste to produce renewable and sustainable electricity.  He has a technical background from Wits Technicon (SA), where he graduated as an industrial designer, specializing in factory management, design, marketing management and production supply chain.  David was Director of D1 Oil Plc from January 2003 to October 2004 and responsible for the agronomy development of Jatropha as a non-edible feedstock for the processing and production of biodiesel.  David provided consulting services to D1 Oils plc from October 2004 to December 2006.  During this period he also consulted for Helius Energy Plc and became one of their largest shareholders prior to the floatation of the Company.

Dr. Muthuchelian, Chief Scientific Advisor-Biomass Energy Crops

Dr. K. Muthuchelian is the Director for Biodiversity and Forest Studies at the Madurai Kamaraj University, and Professor and Head of the School of Energy, Environment and Natural Resources at Madurai Kamaraj University, Madurai, India.  He was appointed as Director in March 2002.  Prof. K. Muthuchelian bears many mantles of a successful educational administrator, and is an excellent teacher with high international caliber, nominated as Fellow of International Energy Foundation (FIEF) by International Energy Foundation, Saskatchewan, Canada; elected as Fellow of National Academy of Biological Sciences (FNABS) by National Academy of Biological Sciences, India; and awarded the academically high Prestigious Degree of “Doctor of Science” [D.Sc.] by Madurai Kamaraj University.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that Mike Starkie would qualify as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, but for the fact that he serves as President of our company.  Our board of directors believes that the members of our board are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Board and Committee Meetings

Our board of directors held no formal meetings, prior to October 2008.  All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board of Directors

Our board of directors has not established standing audit, nominating or compensation committees, or committees performing similar functions, to assist it in the discharge of the board’s duties.  We have determined that Dr. Arvind Pandalai, Robert Kohn and David Sonnenberg are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and persons who own more than 10% of our equity securities are required by regulation to furnish us with copies of all Section 16(a) forms they file with the Securities and Exchange Commission.  Based solely on our review of the copies of those reports received by us, or written representations from certain reporting persons that no other reports were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during our 2009 Fiscal Year.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations.  We intend to adopt such a code of ethics in 2010, as our business operations expand and we have more directors, officers and employees associated with our Limited Companies/.

Item 11.	Executive Compensation.

The following table sets forth, with respect to our fiscal years ended October 31, 2009 and 2008, all compensation earned by all persons who served as our chief executive officer or chief financial officer at any time during our 2009 Fiscal Year.  We did not have any other person who was serving as an executive officer of our company as of the close of business on October 31, 2009 whose total annual salary and bonus earned during our fiscal year ended October 31, 2009 exceeded $100,000.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year Ended October 31,	Salary	Bonus	Other Annual Compensation		Securities Underlying Options
Mark Quinn, CFO and	2009	$0	$0	$0	(2)(5)	None
President (1)	2008	$0	$0	0	(2)	None
Jessica Hatfield,	2009	$0	$0	$0	(2)(6)	None
Executive Vice-President (4)	2008	$0	$0	$0	(2)	None
Wolf Seyfert,	2009	$0	$0	$0	(2)	None
Former CFO and	2008	$0	$0	$0	(2)	None
Former President (6)

(1)
Mr. Quinn was appointed as our President, Chief Executive Officer, Chief Financial Officer and director on March 16, 2009.  Mr. Quinn resigned as our President and Chief Financial Officer on August 30, 2009.

(2)	Does not include perquisites which totaled under $10,000 for each of the 2009 Fiscal Year and 2008 Fiscal Year.

(3)	Ms. Hatfield was appointed as our Executive Vice-President and director on March 16th , 2009.

(4)	Mr. Seyfert resigned as our President, Chief Executive Officer, Chief Financial Officer and Director on March 16, 2009.

(5)
Does not include the 760 shares of common stock  Mr. Quinn held in Clenergen Corporation Limited which were exchanged for Clenergen Corporation shares under the terms of the share exchange agreement signed in August 2009.

(6)
Does not include the 760 shares of common stock  Ms Hatfield  held in Clenergen Corporation Limited which were exchanged for Clenergen Corporation shares under the terms of the share exchange agreement signed in August 2009.

Option Grants to Named Executive Officers

We did not grant any options to any of our named executive officers listed in the Summary Compensation Table during our 2009 Fiscal Year, nor during any previous period.

Pension Benefits

We did not have in place during our 2009 Fiscal Year, nor for any previous period, any plan or arrangement that provides for payments or other benefits at, following or in connection with the retirement or any of our named executive officers listed in the Summary Compensation Table.

Employment Agreements

On August 8th,  2009 we entered into a consulting agreement with Dr Arvind Pandalai, as Non Executive Chairman of our company. Under this Agreement, Dr Arvind Pandalai has provided services consisting of:
•	Assuming the role of Group Chairman of Clenergen Corporation

•	Engaging in press conferences and interviews with both the press and other media channels.

•	Chairing all Board of Directors meetings and retain the casting vote where applicable.

•	Ensuring the company meets all compliance regulations both with the US and Indian regulatory authorities.

•	Appointing the Chief Executive officer and Chief Financial officer of Clenergen India Private Limited who will report to the Chairman directly.

•	Appointing an accredited accounting firm to perform detailed audits on behalf of Clenergen India Private Limited.

As compensation for such services, Dr Arvind Pandalai received 5,000,000 shares of common stock and is entitled to receive $16,666 on a monthly basis for ongoing services to the company.

On August 29th, 2009 we entered into a consulting agreement with Jessica Hatfield , as Executive Vice President  of our company. Under this Agreement, Jessica Hatfield  has provided services consisting of:
•	Assuming the position and responsibilities of a Director of Clenergen Corporation.

•	Attending meetings of the Board of Directors to be held on a quarterly basis

•	Managing and operate the Clenergen Foundation and oversee projects designated in the regions where the company maintains operations.

•	Appointing a public relations company and manage all communications between Clenergen Corporation and the PR company.

•	Proof read and approve all press releases and ensure maximum circulation upon release.

•	Managing and attend conferences as designated by the Board of Directors and preparation of all display and marketing materials as required.

•	Promoting the services of the company to mining companies and large end users located in Central and Southern America, Africa and India.

As compensation for such services, Jessica Hatfield received 15,798,984 shares of common stock and is entitled to receive $5,366 on a monthly basis for ongoing services to the company.

On August 29th, 2009 we entered into a consulting agreement with Robert Kohn, as Non Executive Vice Chairman  of our company. Under this Agreement, Robert Kohn has provided services consisting of:
•	Acting as Non Executive Vice Chairman of Clenergen Corporation, and developing a management team for the business development activities in USA and Canada

•	Overseeing all filings and corporate governance and compliance with OTC and SEC regulation

•	Securing equity investment on behalf of Clenergen Corporation

•	Negotiatating and entering into strategic alliance and joint venture agreements with companies based in the USA, Canada and South America.

•	Securing private placement of shares with reputable third parties

As compensation for such services, Robert Kohn  received 3,000,000  shares of common stock and is entitled to receive $5,602  on a monthly basis for ongoing services to the company.

On August 29th,2009 we entered into a consulting agreement with Mark Quinn, as Chief Executive Officer  of our company. Under this Agreement, Mark Quinn has provided services consisting of:

•	Performing the duties of Chief Executive Officer of Clenergen Corporation

•	Attending meetings of the Board of Directors to be held on a quarterly basis

•	overseeing the hiring and training of Senior Management of the Company.

•	establishing wholly owned subsidiary companies in various regions where the company will be operational

•	interactacting with the stock markets and attend press conferences on behalf of the company.

•	Ensuring the company meets all audit and SEC compliance regulations.

•	Holding directorships on the Board of subsidiary companies and Joint venture companies.

As compensation for such services, Mark Quinn received 15,798,984 shares of common stock and is entitled to receive $5366 on a monthly basis for ongoing services to the company.

On August 29th, 2009 we entered into a consulting agreement with David Sonnenberg, as Non Executive Director of our company. Under this Agreement, David Sonnenberg has provided services consisting of:
•	Consulting services pertaining to gasification technology, fermentation processes and combined duel gas processes

•	Evaluation of feedstock and its calorific values/application in gasification processes

•	Supplying technical due diligence materials to various institutions and investment banks with regards to gasification and combustion steam systems.

•	Overseeing the manufacturing of gasification equipment with key suppliers located in South Africa.

As compensation for such services, David Sonnenberg received 750,000 shares of common stock and is entitled to receive $1532 on a monthly basis for ongoing services to the company.

On January 1h 2010 we entered into a consulting agreement with Mike Starkie as President and acting Chief Financial Officer of our company. Under this Agreement, Mike Starkie has provided services consisting of:
•	Strategy: Constructively challenge and contribute to the development of strategy.

•	Performance: Scrutinise the performance of management in meeting agreed goals and objectives and monitor the reporting of performance.

•	Risk: Satisfy that financial information is accurate and that financial controls and systems of risk management are robust and defensible.

•	People: Determination of the appropriate evels of remuneration of executive directors and have a prime role in appointing, and where necessary removing, senior management and in succession planning

•	Providing entrepreneurial leadership of the Company within a framework of prudent and effective controls which enable risk to be assessed and managed.

•	Setting the Company’s strategic aims, ensures that the necessary financial and human resources are in place for the Company to meet its objectives, and reviews management performance.

•	Setting the Company’s values and standards and ensures that its obligations to its shareholders and others are understood and met.

•	Serving on one or more of the Board committees including Audit, Nomination and Remuneration Committees and set out the terms of reference for each of those committees.

As compensation for such services, Mike Starkie received 2,000,000 shares of common stock and is entitled to receive $5,366 on a monthly basis for ongoing services to the company.

Director Compensation

We currently do not compensate our directors for serving in such capacity.  However, certain of our current directors received shares of our common stock as compensation for consulting services performed prior to the agreements entered into in August 2009.  The following table sets forth the number of shares received by each of our current directors as of August 2009. :

Mark LM Quinn:	17,948,984 shares of common stock (1)
Jessica Hatfield:	13,948,984 shares of common stock (2)
Dr Arvind Pandalai:	5,000,000 shares of common stock
Robert Kohn:	3,000,000 shares of common stock
David Sonnenberg	500,000 shares of common stock (3)
Mike Starkie:	500,000 shares of common stock (4)

(1)
On December 12th 2009, Mr Quinn returned 2,100,000 shares of common stock  to the Treasury of the Company. On November 11th 2009 Mr Quinn received 760 shares of common stock under the terms of the Share exchange Agreement signed November 5th 2009.

(2)
On December 12th 2009, Ms Hatfield received an additional 1,900,000 shares of common stock. Ms Hatfield received 760 shares of common stock under the terms of he share exchange Agreement signed November 5th 2009.

(3)	On October 29th, 2009, Mr Sonnenberg received an additional 250,000 shares of common stock
(4)	On October 29th, 2009, Mike Starkie received an additional 1, 500,000 shares of common stock.

In addition to shares of our common stock received by certain of our current directors as compensation for consulting services performed or to be performed by such directors, we have agreed to pay certain of our current directors additional consulting fees on a monthly basis as follows (amounts in US Dollars at currency conversion rate on March 17th, 2010):
Dr Arvind Pandalai	$16,666
Mark Quinn	$5,366
Robert Kohn	$5,602
Jessica Hatfield	$5,366
David Sonnenberg	$1,532
Mike Starkie	$5,366

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our common stock is the only class of our voting securities presently outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock, as of March 15, 2010 by:
•	each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,
•	each of our current “named executive officers” and directors, and
•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power.  In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

	Amount and Nature of		Percentage
Name and Address of Stockholder	Beneficial Ownership		of Class

Mark Quinn
15 Dippers Close
Kemsing, Sevenoaks, Kent TN15 6QD
United Kingdom	18,782,266	(1)	20.5%

Jessica Hatfield
45 Gunton Road Upper Clapton
London ES 9JT
United Kingdom	18,732,331	(1)	20.5%

Dr. Arvind Pandalai
250 Defencse Colony Hal State 11
First Main Bangalore 560039
Karnataka, India	5,000,000		5.46

Robert Kohn
6165 NW 123 Lane
Coral Springs, Florida 33076	3,000,000		3.28

David Sonnenberg
PO Box 954
Honeydew 2040 Johannesburg
South Africa	750,000		0.82

Mike Starkie
Dodhurst Farm Cottages
Highwoods Lane
Tunbridge Wells
Kent TN3 9AB
United Kingdom	2,000,000		2.18

All directors and executive officers
as a group (6 persons)	48,264,597		52.7%

V. Ravikanth
TC 5/1025 Hridya, Chavadimukku
Sreekariyam, Trivandrum
India	4,600,000		5.05
(1)
Includes 5,865,175 shares of our common stock owned of record by Rootchange Limited, a company in which Mark Quinn and Jessica Hatfield each hold a 50% equity interest.  Mr. Quinn and Ms. Hatfield each have voting and dispositive powers over the shares of our common stock owned by Rootchange Limited.

Item 13.	Certain Relationships and Related Transactions.

There have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000, or 1% of the average of our total assets at October 31, 2009 and 2008, in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest, except that:

•	Our former principal executive office and telephone number were provided by our former President, Chief Executive Officer, Chief Financial Officer and director, Mr. Seyfert, on a rent free basis;
•	Mark Quinn and Jessica Hatfield were shareholders of Limited at the time we acquired Limited in November 2009 and each acquired 760 shares in connection with such acquisition
•	Mark Quinn and Jessica Hatfield were 50% equal shareholders of Rootchange Limited that was acquired by Limited on April 1st 2009 in exchange for 5,865,775 shares in total.
•
The Company has entered into consulting agreements with certain individual as listed below to perform in the position of executive officers and directors of the company. In exchange for their services, their monthly compensation is as follows :

Dr Arvind Pandalai (Non Executive Chairman)	$16,666
Mark Quinn (Chief Executive Officer)	$5,366
Robert Kohn (Non Executive Vice Chariman)	$5,602
Jessica Hatfield (Executive Vice President)	$5,366
David Sonnenberg (Non Executive Director)	$1,532
Mike Starkie (President and acting Chief Financial Officer)	$5,366
•

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the fees billed by our independent accountants for the years ended October 31, 2009 and 2008 for the categories of services indicated.

	Fiscal Year Ended October 31,
Category	2009	2008
Audit fees (1)	$35,000	$6,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	50,000	0

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.
(4)	Fees incurred in connection with reverse acquisition audits.

Audit Committee Approval

We do not have an audit committee of our board of directors.  We believe that each member of our board has the expertise and experience to adequately serve our stockholders’ interests while serving as directors.  Since we are not required to maintain an audit committee and our full board acts in the capacity of an audit committee, we have not elected to designate any member of our board as an “audit committee financial expert.”

Pre-Approval Policy

In addition to retaining Holtz Rubinstein Reminick, LLP (“Holtz Rubenstein”) to audit our consolidated financial statements for our 2009 Fiscal Year, we retained Holtz Rubenstein to provide other audit related services to us in our 2009 Fiscal Year.  We understand the need for Holtz Rubenstein to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of Holtz Rubenstein, our board of directors has restricted the non-audit services that Holtz Rubenstein may provide to us and has determined that we would obtain even these non-audit services from Holtz Rubenstein only when the services offered by Holtz Rubenstein are more effective or economical than services available from other service providers.

Our board of directors has adopted policies and procedures for pre-approving all non-audit work performed by Holtz Rubenstein or any other accounting firms we may retain.  Specifically, under these policies and procedures, our board shall pre-approved the use of Holtz Rubenstein for detailed, specific types of services within the following categories of non-audit services: merger and acquisition due diligence and related accounting services; tax services; internal control reviews; and reviews and procedures that we request Holtz Rubenstein to undertake to provide assurances of accuracy on matters not required by laws or regulations.  In each case, the policies and procedures require our board to set specific annual limits on the amounts of such services which we would obtain from Holtz Rubenstein and require management to report the specific engagements to the board and to obtain specific pre-approval from the board for all engagements.

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes.  Holtz Rubenstein is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements.  Our board’s responsibility is to monitor and oversee these processes.

Our board reviewed the audited financial statements of our company for the year ended October 31, 2009 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with US GAAP.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by Independence Standards Board Standard No. 1, and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in this Annual Report on Form 10-K for the year ended October 31, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements

The financial statements and schedules included in this Annual Report on Form 10K are listed in Item 8 and commence following page 45.

Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Exhibit Description
3.1	Composite of Articles of Incorporation.
3.2
Bylaws, as amended to date.  [Incorporated by reference to exhibit 3.2 to the Registration Statement on Form SB-2 of American Bonanza Resources Corp. (p/k/a Clenergen Corporation), filed with the SEC on December 13, 2005.]

10.1
Share Exchange Agreement, dated as of August 30, 2009, between Clenergen Corporation and Clenergen Corporation Limited (UK).  [Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Date of Report: August 30, 2009) of Clenergen Corporation, filed with the SEC on September 4, 2009.]

10.2
Commercial Lease Agreement, dated September 11, 2009, between Archana Spinners Limited and Clenergen India Private Limited.  [Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.3
Agreement, dated October 2009, between Clenergen Corporation and Star Biotechnology Limited.  [Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.4
Research and Development Agreement, dated October 2009, among Clenergen Corporation, Star Biotechnology Limited and Arbour Technologies Pty Ltd.  [Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.5
Power Purchase Agreement dated March 31, 2009 between Clenergen India Private Limited and PTC India Limited (formerly known as Power Trading Corporation of India Limited).  [Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.6
Memorandum of Agreement, dated October 6, 2009, between Clenergen Corporation and Enhanced Biofuels and Technologies India Private Limited.  [Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.7
Memorandum of Agreement, dated August 2009, between Clenergen India Private Limited and Growmore Biotech Limited.  [Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.8
Biomass Supply Agreement, dated June 2009, between Clenergen Corporation Limited and Villsam Company Limited.  [Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.9
Strategic Marketing Agreement, dated June 2009, between Clenergen Corporation Limited and Villasam Company Limited.  [Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.10
Leasehold and Option Agreement dated September 12, 2009 between Clenergen Corporation and Georgia Caribbean International, Limited.  [Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.11
Memorandum of Agreement, dated August 31, 2009, between Clenergen India Private Limited and See Emberumanar Jeer Mutt.  [Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.12
Biomass Supply Agreement, dated April 1, 2009, between Clenergen India Private Limited and IJM Constructions.  [Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.13
Letter of Maurai Kamaraj University, dated September 17, 2009 and addressed to Clenergen Corporation Limited (UK).  [Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.14	Memorandum of Agreement, dated December 2009, between Clenergen Corporation and National Power Corporation.
10.15	Asset Purchase Agreement, between Clenergen Corporation Limited and Rootchange Limited, dated April 1, 2009.
10.16	Consulting Agreement between Mark LM Quinn and Clenergen Corporation dated August 29th, 2009.
10.17	Consulting Agreement between Jesscia Hatfield and Clenergen Corporation dated August 29th, 2009.
10.18	Consulting Agreement between Dr Arvind Pandalai and Clenergen Corporation dated August 8th, 2009.
10.19	Consulting Agreement between Robert Kohn and Clenergen Corporation dated August 29th, 2009
10.20	Consulting Agreement between Mike Starkie and Clenergen Corporation dated January 1st 2010.
10.21	Consulting Agreement between David Sonnenberg and Clenergen corporation dated August 29th, 2009.
21.1	Subsidiaries.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clenergen Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Clenergen Corporation and Subsidiaries (a development stage company) (the "Company") as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for the years then ended and the period from October 27, 2005 (inception) to October 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended and the period from October 27, 2005 (inception) to October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continued losses from operations since inception and has a net capital deficiency.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP
HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
March 19, 2010

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	10/31/2009	10/31/2008
CURRENT ASSETS

Cash	$1,472	$13
Prepaid Expenses and Other	15,039	-

Total Current Assets	16,511	13

FIXED ASSETS

Property & Equipment, Net	12,901	-

Total Fixed Assets	12,901	-

OTHER ASSETS

Deposits	33,487	-

Total Other Assets	33,487	-

TOTAL ASSETS	$62,899	$13

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

	10/31/2009	10/31/2008
CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$214,211	$-
Payroll Liabilities	6,745	-
Due to Affiliates and Shareholders	330,302	3,460,014

Total Current Liabilities	551,258	3,460,013

TOTAL LIABILITIES	551,258	3,460,013

STOCKHOLDERS' EQUITY/(DEFICIENCY)

Preferred stock, $0.001 par value, Authorized: 10,000,000 Issued: None	-	-
Common Stock, $0.001 par value; 150,000,000 shares authorized as of October 31, 2009; $1.90 par value; 7,500 shares authorized as October 31, 2008; 86,941,013 and 7,500 shares issued and outstanding, respectively	86,941	14,242
Additional paid in capital	3,998,562	-
Accumulated Other Comprehensive Income/(Loss)	389,956	416,880
Accumulated deficit during development stage	(4,963,818)	(3,891,123)

Total Stockholders' Deficiency	(488,359)	(3,460,000)

TOTAL LIABILITIES AND DEFICIENCY	$62,899	$13

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the twelve months ending October 31, 2009 and 2008
and from October 27, 2005 (inception) to October 31, 2009

	TWELVE	TWELVE	FROM
	MONTHS	MONTHS	INCEPTION
	10/31/2009	10/31/2008	TO 10/31/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,072,695	797	2,688,775

RESEARCH & DEVELOPMENT	-	175	2,275,043

OPERATING INCOME/(LOSS)	(1,072,695)	(972)	(4,963,818)

INTEREST EXPENSE	-	-	-

OTHER INCOME	-	-	-

INCOME/(LOSS) BEFORE INCOME TAXES	(1,072,695)	(972)	(4,963,818)

PROVISION FOR INCOME TAXES
Federal	-	-	-
State	-	-	-

NET INCOME/(LOSS)	$(1,072,695)	$(972)	$(4,963,818)

Earnings (loss) per share, basic and diluted	$(0.0512)	$(0.1296)	$(0.9499)

Weighted average common shares outstanding	20,950,539	7,500	5,225,390

Comprehensive Loss:
Net Loss	$(1,072,695)	$(972)	$(4,963,818)
Foreign Currency Translation Income/(Loss)	(26,924)	894,302	389,956
Comprehensive Income/(Loss)	$(1,099,619)	$893,330	$(4,573,862)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY
As of October 31, 2009

				ADDITIONAL		ACCUM. OTHER
	PREFERRED	COMMON	PAR	PAID IN	ACCUM	COMPREHENSIVE	TOTAL
	STOCK	STOCK	VALUE	CAPITAL	DEFICIT	INCOME/(LOSS)	DEFICIENCY

Founder's Stock - October 27, 2005 (inception)	-	7,500	$14,242	$-	$-	$-	$14,242

Foreign Currency Translational Adjustment						(162,010)	(162,010)

Net income (loss)					(3,157,695)	-	(3,157,695)

Balance, October 31, 2006	-	7,500	14,242	-	(3,157,695)	(162,010)	(3,305,462)

Foreign Currency Translational Adjustment						(315,412)	(315,412)

Net income (loss)					(732,456)	-	(732,456)

Balance, October 31, 2007	-	7,500	14,242	-	(3,890,151)	(477,421)	(4,353,330)

Foreign Currency Translational Adjustment						894,302	894,302

Net income (loss)					(972)		(972)

Balance, October 31, 2008	-	7,500	14,242	-	(3,891,123)	416,880	(3,460,000)

Reverse acquisition on August 4, 2009:
Reverse acquisition issuance of consulting shares		21,616,695	21,617	3,409,344			3,430,961
Share cancellation per recapitalization		(7,500)	(14,242)	14,242			-

Common stock issued for debt cancellation on August 4, 2009, per share value $0.08		7,776,350	7,776	632,523			640,299

Common stock issued for compensation on August 4, 2009, per share value $0		57,547,968	57,548	(57,548)			-

Foreign Currency Translational Adjustment						(26,924)	(26,924)

Net income (loss)					(1,072,695)		(1,072,695)

Balance, October 31, 2009	-	86,941,013	$86,941	$3,998,562	$(4,963,818)	$389,956	$(488,359)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the twelve months ending October 31, 2009 and 2008
and from October 27, 2005 (inception) to October 31, 2009

	TWELVE	TWELVE	FROM
	MONTHS	MONTHS	INCEPTION
	10/31/2009	10/31/2008	TO 10/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,072,695)	$(972)	$(4,963,818)

Adjustments to reconcile net income to net cash used in operating activities:

Adjustments for charges not requiring outlay of cash:
Depreciation and Amortization	1,140	-	1,140

Changes in operating assets and liabilitites:
(Increase)/Decrease Prepaid Expenses and Other Current Assets	(15,039)	-	(15,039)
Deposits	(33,487)	-	(33,487)
Increase/(Decrease) in Accounts Payable and Accrued Expenses	214,211	(32,160)	214,211
Increase/(Decrease) in Accrued Payroll Liabilities	6,745	-	6,745

Total adjustments to net income	173,570	(32,160)	173,570

Net cash used in operating activities	(899,125)	(33,132)	(4,790,248)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Furniture & Equipment	(14,041)	-	(14,041)

Net cash flows used in investing activities	(14,041)	-	(14,041)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Received/(Paid) from/(to) Affiliates/Shareholders	966,231	(861,187)	4,384,980
Cash Received/(Paid) on notes payable	(24,681)	-	16,582

Net cash provided by (used in) financing activities	941,550	(861,187)	4,401,562

CASH RECONCILIATION

Effect of Exchange Rate Changes on Cash	(26,924)	894,302	389,956
Net increase (decrease) in cash and cash equivalents	1,460	(18)	(12,771)
Cash and cash equivalents - beginning balance	13	31	14,244

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$1,473	$13	$1,473

Supplemetal Disclosures of Cash Flow Information:

Common stock issued for debt cancellation	$4,069,085	$-	$4,069,085
Common stock issued in recapitalization	$2,175	$-	$2,175

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(FORMERLY AMERICAN BONANZA RESOURCES CORP.)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009

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

Effective March 19, 2009, the Company changed its name from American Bonanza Resources Corp. to Clenergen Corporation.

On August 30, 2009, the Company entered into a share exchange agreement in which the Company acquired all of the issued and outstanding shares of Clenergen Corporation Limited, a United Kingdom corporation (“Clenergen UK”), in accordance with a share exchange agreement.  At the closing, 13,643,045 shares of the Company’s common stock were issued to former stockholders of Clenergen UK.  On August 4, 2009, the Company issued 31,847,968 of the Company’s common stock to certain shareholders of Clernergen UK for future consulting services.  As a result of this transaction, these shareholders obtained 67% of the Company’s outstanding shares and effectively gained control of the company. Therefore, the effective date of this merger is August 4, 2009, as both the share exchange and issuance of consultants’ shares were included in the same agreement.

As a result of the merger, former Clenergen UK shareholders hold a majority of the voting interest in the Company. This transaction was accounted for as a reverse merger, with Clenergen UK being the acquirer for accounting purposes. The pre-acquisition financial statements of the accounting acquirer, Clernergen UK, will become the historical financial statements of the combined companies. This transaction was accounted for as the issuance of common stock by Clenergen UK for the net monetary assets of the Company, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies.  Pre-acquisition stockholders’ equity of Clenergen UK is retroactively restated for the equivalent number of shares of the Company received by Clenergen UK stockholders in the acquisition, with differences between the par value of the Company and Clenergen UK’s stock recorded as additional paid in capital.

In October 2005, Enhanced Biofuels Technologies Limited ("EBT"), a London, United Kingdom corporation, was formed. In November 2006, all of the outstanding shares of EBT were exchanged for shares of Rootchange Limited (formerly MGS Development Company Limited). In April 2009, the assets of Rootchange were sold to Clenergen Corporation.

Clenergen Corporation Limited (UK) was incorporated on March 4, 2009 under the laws of the United Kingdom.  Clenergen Corporation Limited (UK) owns 99.99% of issued and outstanding shares of Clenergen India Private Limited, a corporation incorporated under the laws of India.

We are an advanced stage development company focused on the business of installing, owning and operating small to medium sized renewable Distributed Environmental Power Systems (DEPS) to local municipalities, manufacturers and national grids which are powered by the use of biomass produced from proprietary feedstock’s cultivated specifically for this purpose.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements of the Company include the accounts of Clenergen Corporation Limited and its 99.99% owned subsidiary, Clenergen India Private Limited. All significant intercompany balances and transactions have been eliminated.

Property and equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of equipment is recognized over the estimated useful lives of the respective asset on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the remainder of the lease term.

Research and development - Research and development costs are charged to operations as incurred and include direct costs of research scientists and materials and an allocation of other core scientific services.

Foreign currency translation - The Company's assets and liabilities have been translated using the exchange rate at the balance sheet date. The weighted average exchange rate for the period has been used to translate expenses. Translation adjustments are reported separately and accumulated in a separate component of equity {comprehensive income (loss)}.

Comprehensive income (loss) - Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles in the United States of America are included in comprehensive income but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of foreign currency translation adjustments. Comprehensive income is reported by the Company in the consolidated statements of operations.

Basic earnings per share -
Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share as the Company does not have any outstanding potentially dilutive securities.

Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All adjustments are normal and recurring.

Income Taxes - A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is not intended to change or alter existing GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements.

NOTE 4.  OTHER ASSETS

The Company has formed an Indian entity whereby a corpus fund will be created from which the expenses of Clenergen Foundation will be met.  The Company has advanced $3,988 to the foundation towards expenses for which it will be reimbursed.

A Deed of Trust for Clenergen Foundation was filed on October 22, 2009 in India.

The company has recorded $33,487 in deposits that relate to rental agreements for office space in both the United Kingdom and India and for leases of land related to our primary business purpose.

NOTE 5. FIXED ASSETS

Furn & Equip	$12,339
Transportation	1,701
Accum Deprec	(1,139)

Net Book Value	$12,901

NOTE 6. OPERATING LEASES

The Company leases office space and land in the United Kingdom and India under operating leases expiring at various dates through 2035.

At October 31, 2009, aggregate minimum rental commitments on all operating leases are as follows:

Years Ending,

2010	$93,500
2011	93,500
2012	93,500
2013	93,500
2014	93,500
Thereafter	1,258,000
$1,725,500

Rent expense was $34,500, $15,000 and $95,100 for the years ended October 31, 2009 and 2008 and period from inception May 2, 2005 to October 31, 2009, respectively.

NOTE 7. LIABILITIES

Liabilities for the period are comprised of loans from shareholders and related parties. There are currently no formal agreements outlining terms of repayment, however management expects to repay these notes upon future short-term financing.  The balance of these loans at October 31, 2009 is $330,302.

NOTE 8. STOCKHOLDER’S EQUITY

All forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements are recorded at fair value on grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

The Company's post-split authorized capital increased to 150,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

On April 1, 2009, the Company issued 5,866,695 shares of common stock in connection with an asset purchase whereby all of the issued shares of Rootchange Ltd, a predecessor company, were exchanged for common shares of the Company.  In addition, loans on the books of Rootchange Ltd in the amount of $3,428,786 were cancelled.

On August 4, 2009, the Company issued 7,776,350 shares of common stock in connection with the stockholder advances in the amount of $640,299.

Effective August 4th, 2009, the Company issued an aggregate of 57,547,968 common shares as compensation for services rendered to the Company, and for agreeing to provide additional services. The Shareholders entered into a "Lockup Agreement with the Company, which requires prior written consent of the Company, that, until the earlier of the second anniversary of the date of this Agreement or a Change in Control, in order to sell any securities. The agreement also stipulates that after the initial two year period, and up to the earlier of the third anniversary of the date of this Agreement, written notice will be given to the Company and such written approval to sell by the Company shall be given within five business days.

NOTE 9. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated since inception based on uncertainties concerning its ability to generate sufficient taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of October 31, 2009, the Company incurred consolidated losses of approximately $4,963,818.

Set-off & Carry-forward of Losses

Business losses incurred in a tax year can be set off against any other income earned during that year, except capital gains. In the absence of adequate profits unabsorbed depreciation can be carried forward and set off against profits of the next assessment year, without any time limit. Unabsorbed business losses can be carried forward and set off against business profits of subsequent years for a period of eight years; the unabsorbed depreciation element in the loss can however, be carried forward indefinitely. However, this carry forward benefit is not available to closely-held (private) companies in which there has been no continuity of business or shareholding pattern. Also, any change in beneficial interest in the shares of the company exceeding 51 per cent disqualifies the private company from the carry forward benefit.

Clenergen Corporation is an advanced development stage company incorporated in the State of Nevada and is subject to United States of America tax law.  Clenergen Corporation did not have any taxable income for the years ended October 31, 2009 and 2008 and no provision for income taxes has been made for the United States.

Clenergen Corporation’s central office operates from the United Kingdom and its functional currency is the British Pound.  As such, the Company’s earnings are subject to the tax law of the United Kingdom, generally subject to a statutory small companies rate of 22%.  Operations in the UK resulted in zero taxable income for the years ended October 31, 2009 and 2008 and therefore no provision for income taxes has been made for the United Kingdom.

Clenergen India Private Ltd is a 99.99% owned subsidiary of Clenergen Corporation.  The effective corporate income tax rate for foreign companies is 30.09%.  As of October 31, 2009, the Company did not realize any taxable income and no provision for income taxes has been made for India.

Deferred tax assets

At October 31, 2009, the Company has available for income tax purposes net operating loss (“NOL”) carry-forwards of $4,963,818 that may be used to offset future taxable income.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $1,116,839 was not considered “more likely than not” and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,116,839.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased by approximately $260,792 for the year ended October 31, 2009.

Components of deferred tax assets as of October 31, 2009 and 2008 are as follows:

	October 31,	October 31,
	2009	2008
Net deferred tax assets - Non-current:

Expected income tax benefit from NOL carry-forwards	$1,116,839	$856,047
Less Valuation Allowance	(1,116,839)	(856,047)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of income

A reconciliation of the UK and Indian statutory income tax rates and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended

	December 31,	December 31,
	2009	2008
United States statutory rate	15.00%	15.00%
United Kingdom statutory rate	22.00%	21.00%
Indian statutory rate	30.09%	30.09%
Increase (reduction) in income taxes resulting from:
Net Operating Loss (“NOL”) carry-forwards	(67.09)%	(67.09)%

Effective Income Tax Rate	0.0%	0.0%

Uncertain Tax Positions

The Company evaluates its uncertain tax positions using the provisions of ASC 450, Contingencies. Accordingly, a loss contingency is recognized when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position.

NOTE 10. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the period since October 27, 2005 (date of inception) through October 31, 2009, the Company has had a cumulative net loss of $4,963,818. The Company had a working capital deficit of $488,359 at October 31, 2009. As of October 31, 2009, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of advances from shareholders to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of stock through a merger with a public company, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 11. SUBSEQUENT EVENTS

Effective November 5, 2009, we issued 12,500 shares of our common stock to a consultant, in consideration for the  consultant providing to us advice and assistance in our capital raising efforts, which shares we have valued at  $10,000.  These shares were issued to one “U.S. person” (as that term is defined in under Section 4 (2) under the Securities Act.

Effective November 17, 2009, we issued 100,000 shares of our common stock pursuant to a stock purchase agreement for total consideration of $50,000.  These shares were issued to one “non-U.S. person” (as that term is defined in Regulation S) in an offshore transaction relying on the safe-harbor exception from registration provided in Regulation S.

Effective November 18, 2009, we issued 120,000 shares of our common stock pursuant to two stock purchase agreements for total consideration of $60,000.  These shares were issued to two “non-U.S. persons” in an offshore transaction relying on the safe-harbor exception from registration provided in Regulation S.

Effective November 19, 2009, we issued 350,000 shares of our common stock to a consultant, in consideration for the services previously performed by consultant and his agreement to provide additional services, which we have valued at $100,000.

In November 2009, we issued 4,645,000 shares of our common stock to consultants.

Clenergen India entered into an agreement in December 2009 to acquire a 1.5 MWe anaerobic digestive biomass power plant site located in Salem, Tamilnadu.  The site includes ten acres of land and a power evacuation facilities substation onsite.  Such substation will allow us access to the national power grid with limited transmission loss.  The purchase price for the site, power plant and other facilities is $1.65 million.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2010	Clenergen Corporation

	By:	/s/ Mark Quinn
Mark Quinn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Mark Quinn	Chief Executive Officer	March 15, 2010
Mark Quinn	and Director (Principal Executive
Officer)

/s/ Mike Starkie	President and Acting Chief	March 15, 2010
Mike Starkie	Financial Officer (Principal
Financial and Accounting Officer)

/s/ Dr. Arvind Pandalai	Director	March 15, 2010
Dr. Arvind Pandalai

/s/ Robert Kohn	Director	March 15, 2010
Robert Kohn

/s/ David Sonnenberg	Director	March 15, 2010
David Sonnenberg

/s/ Jessica Hatfield	Executive Vice President and Director	March 15, 2010
Jessica Hatfield