Form 10-Q
period 2010-01-31
Clenergen Corp
filed 2010-03-23
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-131862

Clenergen Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bath House
8 Chapel Place
London, Great Britain	EC2A 3DQ
(Address of principal executive offices)	(Zip Code)

+44 (0) 207739 0028
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 21, 2010, 91,586,013 shares of common stock of the issuer were outstanding.

Introductory Comment - Use of Terminology

Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” refers to Clenergen Corporation and, unless the context indicates otherwise, our subsidiaries, including Clenergen Corporation Limited (UK) (“Limited”), Clenergen India Private Limited (“Clenergen India”) and Clenergen Biopower Corporation (“CBC”), on a consolidated basis.

Unless otherwise indicated, all monetary amounts are reflected in United States Dollars and, when referenced to a specific date, converted at the currency exchange rate as of the close of business on such date, as reported by the Wall Street Journal.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “should,” “intend,” “estimate,” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:
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

•	our ability to maintain and enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;
•	changes in foreign currency exchange rates;
•	political and government changes in the countries (including local and regional governments) in which we operate;
•	the volatility of our operating results and financial condition;
•	our ability to attract and retain qualified senior management personnel; and
•	the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers of this Quarterly Report on Form 10-Q should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements.  Readers should not place undue reliance on forward-looking statements contained in this Form 10-Q.  We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-Q or elsewhere, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

CLENERGEN CORPORATION (An Advanced Stage Development Company) Balance Sheets
	As of	As of
	January 31,	October 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$370,294	$1,472
Prepaid expenses and other	4,551,650	15,039

Total Current Assets		16,511

Fixed Assets	17,866	12,901
Other	50,209	33,487

Total Assets	$4,990,019	$62,899

LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$365,348	$220,956
Advances from stockholders and related parties	1,803,125	330,302

Total Current Liabilities	2,168,473	551,258

Total Liabilities	2,168,473	551,258

Stockholders' Deficiency

Preferred stock, $.001 par value Authorized: 10,000,000 Issued: None
Common stock, ($0.001 par value, 150,000,000 shares
authorized; XXXXXX and 86,941,013 shares issued and outstanding
as of January 31, 2009 and October 31, 2009).	91,536	86,941
Additional paid-in capital	9,800,401	3,998,562
Accumulated Other Comprehensive Income/(Loss)	746,418	389,856
Deficit accumulated during development stage	(7,816,809)	(4,963,818)

Total Stockholders' Deficiency	2,821,546	(488,359)

TOTAL LIABILITIES &
STOCKHOLDERS' DEFICIENCY	$4,990,019	$62,899

CLENERGEN CORPORATION (An Advanced Stage Development Company) Balance Sheets
	Three Months	Three Months	May 2, 2005 (inception)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2010	2009	2010
ASSETS

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Administrative Expenses	3,097,108	9,905	5,785,883
Research and development	10,133	0	2,285,176

Total Operating Costs	3,107,241	9,905	(8,071,059)

Net Loss	$3,107,241	$(9,905)	$(8,071,059)

Basic earnings (loss) per share	$(0.00)	$(0.05)

Weighted average number of
common shares outstanding		20,950,539

Comprehensive Loss:
Net Loss	3,107,241	(9,905)
Foreign Currency Translation	746,418	(405,107)
Comprehensive Loss	3,853,659	(415,012)

CLENERGEN CORPORATION (An Advanced Stage Development Company) Statements of Cash Flows (Unaudited)
	Three Months Ended January 31, 2010		Three Months Ended January 31, 2009	May 2, 2005 (inception) Through January 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(3,107,241)	$(9,905)		$(8,071,059)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation		1,326	-		2,466

Common stock issued for compensation		3,830,125	-		3,830,125

Changes in operating assets and liabilities:

Increase (decrease) in Accounts Payable		144,391	40		365,347
Deposits		(16,722)	-		(50,209)

(Increase)/Decrease in Prepaid Expenses

Net cash used in operating activities		(3,351,772)	(9,865)		8,142,020

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities		(6,290)	(8,816)		(20,331)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			-
Additional paid-in capital			-
Net cash provided by (used in) financing activities			-

Net increase (decrease) in cash			(13)

Cash at beginning of period			13

Cash at end of period	$		$-	$

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :

Interest		$-	$-		$-

Income Taxes		$-	$-		$-

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2. Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three months ended January 31, 2010 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending October 31, 2009.  The interim unaudited financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2009.

The Company has evaluated all subsequent events through March 22, 2010 for appropriate accounting and disclosure.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. For the period since October 27, 2005 (date of inception) through January 31, 2010, the Company has had a cumulative net loss of $7,448,674. As of January 31, 2010, the Company has not emerged from the development stage.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5.  STOCK TRANSACTIONS

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

NOTE 6.  SUBSEQUENT EVENTS

NONE

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" means Clenergen Corporation, unless otherwise indicated.

Results of Operations

Three month Summary ending January 31, 2010 and 2009

	Three Months Ended July 31
	2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$3,107,241		$2,612
Net Loss		$(3,107,241)		$(2,612)

Expenses

Our operating expenses for the three month periods ended January 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended July 31
	2009	2008
Administrative expenses	$3,098,765	$612
Professional fees	$8,476	$2,000

Operating expenses for the three months ended January 31, 2009, increased by 309.19% as compared to the comparative period in 2008 primarily as a result of an increase in professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital
	At January 31, 2009	At October 31, 2008		Percentage Increase/Decrease
Current Assets	$4,972,153		$59,230	(99.39)%
Current Liabilities	$2,168,473	$	Nil	-%
Working Capital	$2,803,680		$59,230	(116.93)%

Cash Flows
	Threee Months Ended January 31
	2009		2008
Net Cash Provided by (Used in) Operating Activities		$(58,867)		$(7,341)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Increase (Decrease) In Cash During The Period		$(58,867)		$(7,341)

As of January 31, 2009, our company had working capital deficit of $10,026. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses	$452,561.18
Management and Consulting	438,995.70
General and Administrative	618,621.30
Total	$1,510,178.18

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in our Annual Report. There have been no material changes to the critical accounting policies or estimates reported in the MD&A section of our audited financial statements for the year ended October 31, 2009 as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our chief executive officer and then-chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our chief executive officer and then-chief financial officer have concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

We failed to file our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 on a timely basis.  We have retained a British charter accountant, with fifteen years of experience in the preparation and filing of reports under the Exchange Act, to assist us in improving our disclosure contracts and procedures.

Changes in Internal Control Over Financial Reporting

In connection with our acquisition of Limited, we have adopted new internal controls over the financial reporting and disclosure controls and procedures in anticipation of our transition from an advance-stage development company to commencement of operations.    We also retained ECFO Corporation in January 2010 to assist us in preparing our financial statements in conformity with accounting principles generally accepted in the United States.  Further, in January 2010, Mike Starkie, an individual with substantial experience is preparing financial statements meeting the reporting obligations of the Securities Exchange Act of 1934, was appointed as our interim Chief Financial Officer.  We also intend to retain the services of a British Chartered Accounting firm to assist us in maintaining our financial books and records and in the preparation of our future periodic reports we file with the U.S. Securities and Exchange Commission in accordance with the reporting requirements of the Exchange Act.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Effective November 3, 2009, we issued 3,912,500 shares of our common stock to consultants, in consideration for the consultants entering into consulting agreements with our company, which shares we have valued, for accounting purposes, at $3,130,000.  We believe that the issuance of the 3,912,500 shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act and due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

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

On November 27, 2009, we sold and issued 100,000 shares of our common stock pursuant to a stock purchase agreement for total consideration of $50,000.  These shares were issued to one “non-U.S. person” (as that term is defined in Regulation S (“Regulation S”) promulgated under the Exchange Act) in an offshore transaction relying on the safe-harbor exception from registration provided in Regulation S.

Acquisition of Outstanding Stock

On February 5, 2010, our board of directors accepted the resignation of Dale Shepherd as our Chief Financial Officer and director and Jack Dickey as a director.  Both Messrs. Shepherd and Dickey have agreed to return the 1 million shares of our common stock previously issued to each of them in connection with their first becoming affiliated with our company.  As of March 22, 2010, only Mr. Shepherd has returned the stock certificate evidencing his 1 million shares and we are in the process of having such stock certificate cancelled and having such 1 million shares reflected on our books and records as not outstanding.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 22, 2009	Clenergen Corporation

	By:	/s/ Mark L. M. Quinn
Mark L. M. Quinn
Chief Executive Officer
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)