Form 10-Q/A
period 2010-01-31
Clenergen Corp
filed 2010-03-24
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-131862

Clenergen Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bath House
8 Chapel Place
London, Great Britain	EC2A 3DQ
(Address of principal executive offices)	(Zip Code)

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

Introductory Comment

This Amendment No. 1 amends the Quarterly Report on Form 10-Q of Clenergen Corporation which was filed with the Commission on March 22, 2010 (the “Orginal Filing”).  The changes from the Original Filing contained in this Amendment No. 1 were made to Items 1 and 2 of Part I.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2010	October 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$370,279	$1,472
Prepaid Expenses and Other	2,918,426	15,039
Total Current Assets	3,288,705	16,511

FIXED ASSETS
Property & Equipment, Net	17,866	12,901
Total Fixed Assets	17,866	12,901

OTHER ASSETS
Deposits	50,209	33,487
Total Other Assets	50,209	33,487

TOTAL ASSETS	$3,356,780	$62,899

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$339,226	$214,211
Payroll Liabilities	26,106	6,745
Due to Affiliates and Shareholders	1,803,125	330,302
Total Current Liabilities	2,168,457	551,257
TOTAL LIABILITIES	2,168,457	551,257

STOCKHOLDERS' EQUITY/(DEFICIENCY
Preferred stock, $0.001 par value; Authorized: 10,000,000; Issued: None	-	-
Common Stock, $0.001 par value; 150,000,000 shares authorized; Issued: 91,536,013 and 86,941,013 shares, respectively	91,536	86,941
Additional paid in capital	7,165,093	3,998,562
Accumulated Other Comprehensive Income/(Loss)	355,243	389,956
Accumulated deficit during development stage	(6,423,549)	(4,963,818)
Total Stockholders' Equity/Deficiency	1,188,323	(488,358)

TOTAL LIABILITIES AND EQUITY/DEFICIENCY	$3,356,780	$62,899

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months ending January 31, 2010 and 2009
and from October 27, 2005 (inception) to January 31, 2010

	Three	Three	From
	Months Ended	Months Ended	Inception to
	1/31/2010	1/31/2009	1/31/2010
REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,449,598	9,905	4,138,373

RESEARCH & DEVELOPMENT	10,133	-	2,285,176

OPERATING INCOME/(LOSS)	(1,459,731)	(9,905)	(6,423,549)

INTEREST EXPENSE	-	-	-

OTHER INCOME	-	-	-

INCOME/(LOSS) BEFORE INCOME TAXES	(1,459,731)	(9,905)	(6,423,549)

PROVISION FOR INCOME TAXES
Federal	-	-	-
State	-	-	-

NET INCOME/(LOSS)	$(1,459,731)	$(9,905)	$(6,423,549)

Earnings (loss) per share, basic and diluted	$(0.0162)	$(1.3207)	$(0.6263)

Weighted average common shares outstanding	90,305,470	7,500	10,256,416

Comprehensive Loss:
Net Loss	$(1,459,731)	$(9,905)	$(6,423,549)
Foreign Currency Translation Income/(Loss)	(34,712)	1,037	355,244
Comprehensive Income/(Loss)	$(1,494,443)	$(8,868)	$(6,068,305)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ending January 31, 2010 and 2009
and from October 27, 2005 (inception) to January 31, 2010

	Three	Three	From
	Months	Months	Inception to
	1/31/2010	1/31/2009	1/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,459,731)	$(9,905)	$(6,423,549)
Adjustments to reconcile net income to net cash used in operating activities:

Adjustments for charges not requiring outlay of cash:
Depreciation and Amortization	1,326	-	2,466
Common Stock issued for compensation	533,125	-	533,125

Changes in operating assets and liabilitites:
(Increase)/Decrease Prepaid Expenses and Other
Current Assets	(265,387)	-	(280,426)
Deposits	(16,722)	-	(50,209)
Increase/(Decrease) in Accounts Payable and Accrued Expenses	125,015	40	339,226
Increase/(Decrease) in Accrued Payroll Liabilities	19,361	-	26,106
Total adjustments to net income	396,718	40	570,288

Net cash used in operating activities	(1,063,013)	(9,865)	(5,853,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Furniture & Equipment	(6,290)	-	(20,331)

Net cash flows used in investing activities	(6,290)	-	(20,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received/(Paid) from/(to) Affiliates/Shareholders	1,472,822	8,816	5,857,801
Cash Received/(Paid) on notes payable	-	-	16,582

Net cash provided by (used in) financing activities	1,472,822	8,816	5,874,383

CASH RECONCILIATION
Effect of Exchange Rate Changes on Cash	(34,712)	1,037	355,244
Net increase (decrease) in cash and cash equivalents	368,807	(13)	356,035
Cash and cash equivalents - beginning balance	1,472	13	14,244

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$370,279	$-	$370,279

Supplemetal Disclosures of Cash Flow Information:
Common stock issued for compensation	$2,638,000	$-	$2,638,000
Common stock issued for debt cancellation	$-	$-	$4,069,085
Common stock issued in recapitalization	$-	$-	$2,175

The accompanying notes are an integral part of these financial statements.

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Clenergen Corporation was incorporated in the State of Nevada on May 2, 2005 under the name “American Bonanza Resources Limited.”  On August 4, 2009, we acquired Clenergen Corporation Limited (UK), a United Kingdom corporation, and succeeded to the business of Limited.  Limited acquired the assets of Rootchange Limited, a biofuel and biomass research and development company, in April 2009.  As a result of these transactions, we are an advance-stage development company focused on installing, owning and operating small to medium sized renewable distributed environmental power systems (“DEPS”) providing electricity to local municipalities, manufacturers and national grids and which are powered by the use of biomass produced from proprietary feedstocks cultivated specifically for this purpose.

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

NOTE 2.  BASIS OF PRESENTATION

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three months ended January 31, 2010 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending October 31, 2010.  The interim unaudited financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2009.

The Company has evaluated all subsequent events through date of issuance of this Form 10-Q for appropriate accounting and disclosure.

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

Basic earnings per share –

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. For the period since October 27, 2005 (date of inception) through January 31, 2010, the Company has had a cumulative net loss of $6,423,549. As of January 31, 2010, the Company has not emerged from the development stage.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Three month Summary ending January 31, 2010 and 2009

	Three Months Ended January 31
	2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$1,459,731		$9,905
Net Loss		$(1,459,731)		$(9,905)

Expenses

Our operating expenses for the three month periods ended January 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended January 31
	2010	2009
Administrative expenses	$1,451,255		$9,905
Professional fees	$8,476	$	Nil

Operating expenses for the three months ended January 31, 2010, increased by $1,441,350 as compared to the comparative period in 2009 primarily as a result of an increase in legal, professional and consulting fees and travel expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital
	At January 31, 2010	At October 31, 2009	Percentage Increase/Decrease
Current Assets	$3,288,705	$16,511	19,918.27%
Current Liabilities	$2,168,457	$551,257	393.37%
Working Capital	$1,120,248	$(534,746)	209.49%

Cash Flows
	Three Months Ended January 31
	2010	2009
Net Cash Provided by (Used in) Operating Activities	$(1,063,013)		$(9,865)
Net Cash Provided by (Used In) Investing Activities	$(6,290)	$	Nil
Net Cash Provided by Financing Activities	$1,472,822		$8,816
Increase (Decrease) In Cash During The Period	$368,807		$(13)

As of January 31, 2010, our company had working capital of $1,120,248. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Dated: March 24, 2009	Clenergen Corporation

	By:	/s/ Mark L. M. Quinn
Mark L. M. Quinn
Chief Executive Officer
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)