Form 10-K/A
period 2009-10-31
Clenergen Corp
filed 2010-04-12
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Comment

This Amendment No. 1 amends the Annual Report on Form 10-K of Clenergen Corporation which was filed with the Commission on March 22, 2010 (the “Orginal Filing”).  The changes from the Original Filing contained in this Amendment No. 1 were made to the financial statements contained in the Original Filing by the addition of a subsequent events reference in Note 2 to such financial statements.

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

Subsequent events - In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has considered subsequent events for recognition or disclosure through the date of this filing in preparing the financial statements and notes thereto.

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

Date: April 9, 2010	Clenergen Corporation

	By:	/s/ Mark Quinn
Mark Quinn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Mark Quinn	Chief Executive Officer	April 9, 2010
Mark Quinn	and Director (Principal Executive
Officer)

/s/ Mike Starkie	President and Acting Chief	April 9, 2010
Mike Starkie	Financial Officer (Principal
Financial and Accounting Officer)

/s/ Dr. Arvind Pandalai	Director	April 9, 2010
Dr. Arvind Pandalai

/s/ Robert Kohn	Director	April 9, 2010
Robert Kohn

/s/ David Sonnenberg	Director	April 9, 2010
David Sonnenberg

/s/ Jessica Hatfield	Executive Vice President and Director	April 9, 2010
Jessica Hatfield