Form 10-Q
period 2010-04-30
Clenergen Corp
filed 2010-06-21
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
Or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-131862

Clenergen Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bath House
8 Chapel Place
London, Great Britain	EC2A 3DQ
(Address of principal executive offices)	(Zip Code)

+44 (0) 207739 0028
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer                                                                                                 Accelerated filer 
Non-accelerated filer   (Do not check if a smaller reporting company)                                                                                                                                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 15, 2010, 106,395,741 shares of common stock of the issuer were outstanding.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “should,” “intend,” “estimate,” “could,” “potential,” “continue,” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:
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

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2010	October 31,2009
	(Unaudited)
Assets
Current Assets:
Cash	$167,134	$1,472
Subscriptions receivable	699,643	-
Prepaid expenses and other	1,886,729	15,039
Total Current Assets	2,753,506	16,511

Fixed Assets:
Property and equipment, net	20,216	12,901
Total Fixed Assets	20,216	12,901

Other Assets:
Deposits	48,698	33,487
Total Other Assets	48,698	33,487

TOTAL ASSETS	$2,822,420	$62,899

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$1,299,805	$214,211
Payroll liabilities	84,313	6,745
Due to affiliates and shareholders	1,270,307	330,302
Total Current Liabilities	2,654,425	551,257
Total liabilities	2,654,425	551,257

Stockholders' Equity/(Deficiency):
Preferred stock, $0.001 par value; Authorized: 10,000,000; Issued: None	-	-
Common stock, $0.001 par value; Authorized: 500,000,000; Issued: 103,290,741 and 86,941,013 shares, respectively	103,291	86,941
Additional paid in capital	22,026,156	3,998,562
Accumulated other comprehensive income/(loss)	33,939	389,956
Accumulated deficit during development stage	(21,995,391)	(4,963,818)
Total Stockholders' Equity/Deficiency	167,995	(488,358)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY	$2,822,420	$62,899

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF OPERATION
For the Three and Six Months Ending April 30, 2010 and 2009
and From October 27, 2005 (inception) to April 30, 2010

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009	From Inception To April 30, 2010
Revenue	$-	$-	$-	$-	$-
Cost of services	-	-	---	-	-
Gross profit or {loss)	-	-	-	-	-

General and administrative expenses	15,584,013	53,965	17,010,725	58,568	19,699,500
Research and development	-	-	-	-	2,275,043
Operating income/(loss)	(15,584,013)	(53,965)	(17,010,725)	(58,568)	(21,974,543)
Interest expense	21,412	-	21,412	-	21,412
Other income	564	-	564	-	564
Income/(loss) before income taxes	(15,604,861)	(53,965)	(17,031,573)	(58,568)	(21,995,391)
Provision for income taxes
Federal	-	-	-	-	-
State	-	-	-	-	-
Net income/(loss)	$(15,604,861)	$(53,965)	$(17,031,573)	$(58,568)	$(21,995,391)

Earnings (loss) per share, basic and diluted	$(0.17)	$(7.20)	$(0.19)	$(7.81)	$(1.49)
Weighted average common shares outstanding	91,672,307	7,500	91,672,307	7,500	14,727,287
Comprehensive loss:
Net loss	$(15,604,861)	$(53,965)	$(17,031,573)	$(58,568)	$(21,995,391)
Foreign currency translation income/(loss)	(36,655)	(46,300)	(455,889)	-	33,938
Comprehensive income/(loss)	$(15,641,516)	$(100,265)	$(17,487,462)	$(58,568)	$(21,961,453)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ending April 30, 2010 and 2009
and From October 27, 2005 (inception) to April 30, 2010

	Six Months Ended April 30,
	2010	2009	From Inception to April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,031,573)	$(58,568)	$(21,995,391)
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments for charges not requiring outlay of cash:
Depreciation and amortization	2,695	-	2,695
Common Stock issued for compensation	15,281,151	-	15,281,151
Changes in operating assets and liabilitites:
(Increase)/decrease prepaid expenses and other current assets	(1,871,690)	-	(1,886,729)
Deposits	(15,211)	-	(48,698)
Increase/(decrease) in accounts payable and accrued expenses	1,085,594	-	1,299,805
Increase/(decrease) in accrued payroll liabilities	77,568	-	84,313
Total adjustments to net income	14,560,107	-	14,732,537
Net cash used in operating activities	(2,471,466)	(58,568)	(7,262,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(7,315)	-	(20,216)
Net cash flows used in investing activities	(7,315)	-	(20,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliates/shareholders	2,647,583	-	6,932,691
Cash received on notes payable	452,749	-	469,331
Net cash provided by financing activities	3,100,332	-	7,402,022

CASH RECONCILIATION
Effect of exchange rate changes on cash	(455,889)	-	33,938
Net increase (decrease) in cash and cash equivalents	165,662	(58,568)	152,890
Cash and cash equivalents - beginning balance	1,472	59,230	14,244
CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$167,134	$662	$167,134

Supplemetal Disclosures of Cash Flow Information:
Common stock issued for debt cancellation	$-	$-	$4,069,085
Common stock issued in recapitalization	$-	$-	$2,175

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
For the Three and Six Months Ending April 30, 2010 and 2009
and From October 27, 2005 (inception) to April 30, 2010

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Clenergen Corporation is a company that has, subsequent to the period covered by these interim financial statements, migrated from the advanced development stage to an operating company that offers strategic clean energy generation and sustainable fuel supply projects to address the requirement for renewable and sustainable source of power.  The Company has developed a unique supply of biomass for use with gasification, combustion steam, Pyrolysis oil and pelleting technologies to generate electricity. The Company intends to use proprietary and mixed biomass feedstock to implement sustainable supplies of clean energy  for regional, captive end users, mining companies and, through government- or privately-owned power grid systems, other end users, including private homes.

The Company intends to address the needs of a cleaner, greener planet with an environmentally sound and sustainable clean energy generation and integrated fuel supply chain, which is in compliance with and in excess of international standards for environmental protection, biodiversity, quality, safety and full traceability; backed by a global management team providing a deep wealth of experience in the science, technology, finance and business management, as well as practical experiences of managing and investing in similar businesses in emerging and developed markets.

NOTE 2.  BASIS OF PRESENTATION

These interim financial statements of Clenergen Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three months and six months ended April 30, 2010 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending October 31, 2010.  These interim unaudited financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s amended Annual Report on Form 10-K/A for the year ended October 31, 2009.

The Company has evaluated all subsequent events through date of issuance of this Form 10-Q for appropriate accounting and financial disclosure.

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

Basic earnings per share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share amounts are the same as basic earnings per share as the Company does not have any outstanding potentially dilutive securities.

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. For the period since October 27, 2005 (date of inception) through April 30, 2010, the Company has had a cumulative net loss of $21,995,391 and has net equity of $167,995.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5.  STOCK TRANSACTIONS

All forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements, are recorded at fair value on grant date, based on the estimated number of awards that are expected to vest and will result in charges to operations.

Effective March 15, 2010, the Company issued warrants to purchase 1 million shares, of which 250,000 warrants are exercisable at $1.30, 250,000 warrants are exercisable at $1.60, 250,000 warrants are exercisable at $2.00 and 250,000 warrants are exercisable at $2.50 per share.  The Company valued such warrants, for accounting purposes, at $ 43,513.  Pursuant to FASC 260-10-45, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.  The Company asserts that the purchase warrants are anti-dilutive, and therefore not included in calculations of Basic or Diluted Earnings per Share.

Effective March 19, 2010, the Company purchased 62,500 shares of common stock from a former shareholder.  The Company accounted for such purchase by debiting stockholder’s equity $25,966, the fair value of such shares on the effective date of purchase.

Effective March 26, 2010, the Company issued 1 million common shares to a consultant.  The Company valued such shares, for accounting purposes, at $800,000, the fair value of such shares on the effective date of issuance.

Effective March 26, 2010, the Company issued 500,000 common shares to a consultant.  The Company valued such shares, for accounting purposes, at $400,000, the fair value of such shares on the effective date of issuance.

Effective April 6, 2010, the Company issued 131,196 common shares to a third-party investor for total gross consideration of $15,000.

Effective April 7, 2010, the Company issued 3 million common shares to a natural person upon his becoming Chief Operating Officer of the Company.  (Subsequently, he became our Chief Executive Officer).  The Company valued such shares, for accounting purposes, at $3,270,000, the fair value of such shares on the effective date of issuance.

Effective April 7, 2010, the Company’s current Chairman of the Board of Directors contributed to the Company’s capital 1.5 million common shares owned by him.

Effective April 7, 2010, the Company’s Executive Vice President contributed to the Company’s capital 1.5 million common shares owned by her.

Effective April 9, 2010, the Company issued 3 million common shares of common stock to a director.  The Company valued such shares, for accounting purposes, at $2,640,000, the fair value of such shares on the effective date of issuance.

Effective April 9, 2010, the Company issued 1 million common shares of common stock to a consultant.  The Company valued such shares, for accounting purposes, at $880,000, the fair value of such shares on the effective date of issuance.

Effective April 9, 2010, the Company issued 250,000 common shares to a consultant.  The Company valued such shares, for accounting purposes, at $220,000, the fair value of such shares on the effective date of issuance.

Effective April 11, 2010, the Company issued 3 million common shares to the Acting Chief Financial Officer of the Company.  The Company valued such shares, for accounting purposes, at $2,640,000, the fair value of such shares on the effective date of issuance.

Effective April 11, 2010, the Company issued 400,000 common shares to a service provider.  The Company valued such shares, for accounting purposes, at $352,000, the fair value of such shares on the effective date of issuance.

Effective April 26, 2010, the Company issued 150,000 common shares to a consultant.  The Company valued such shares, for accounting purposes, at $178,500, the fair value of such shares on the effective date of issuance.

Effective April 28, 2010, the Company issued 60,000 common shares to a third-party investor for total gross consideration of $25,000.

Effective April 30¸ 2010, the Company issued 500,000 common shares to a consultant.  The Company valued such shares, for accounting purposes, at $565,000, the fair value of such shares on the effective date of issuance.

Effective April 30, 2010, the Company issued 1.5 million common shares to a director of the Company.  The Company valued such shares, for accounting purposes, at $1,695,000, the fair value of such shares on the effective date of issuance.

Effective April 30, 2010, the Company issued 150,000 common shares to a consultant. The Company valued such shares, for accounting purposes, at $169,500, the fair value of such shares on the effective date of such issuance.

During April, 2010, the Company sold an aggregate of 1,176,032 common shares to a total of 71 non-US Persons for aggregate gross proceeds of $890,981 in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933.  Pursuant to a subscription fee agreement, the Company will pay as compensation for subscription services provided, a fee equal to 40% of the gross subscription amounts received from subscribers.  As of April 30, 2010, the Company has received $191,339 of the expected 60% net proceeds of $534,589.

Effective May 14, 2010, the Company issued a promissory note in the principal amount of $250,000 and warrants to purchase 1 million common shares at $0.686 per share.  The Company valued such warrants, for accounting purposes, at $390,000.

Effective May 21, 2010, the Company issued 200,000 common shares as consideration for the purchase of assets, which shares the Company has valued, for accounting purposes, at $90,000, the fair value of such shares on the effective date of such issuance.

Subsequent to April 30, 2010 and through the date of the Quarterly Report on Form 10-Q to which these interim financial statement form an integral part, the Company issued an aggregate or 2.375 million common shares to a total of six consultants.  The Company has preliminarily valued such shares, for accounting purposes, at $1,705,000, the fair values of such shares on the effective dates of such issuances.

Effective June 2, 2010, the Company issued 750,000 common shares pursuant to a Techno-Commercial Agreement between Enhanced Biofuels and Technologies Limited, Biomass 2 Biopower (QA) Limited and the Company.  The Company has valued such shares, for accounting purposes, at $450,000, the fair value of such shares on the effective date of such issuance.

Subsequent to April 30, 2010 and through the date of the Quarterly Report on Form 10-Q to which these interim financial statements form as integral part, 1 million common shares that had been issued to a natural person in connection with his agreement to become an executive officer of the Company (a position which he never assumed), were surrendered for cancellation.  In connection with this surrender and cancellation, the Company intends to credit shareholders' equity in an amount equal to the charge incurred when such shares were originally issued.

Subsequent to April 30, 2010 and through the date of the Quarterly Report on Form 10-Q to which these interim financial statements form as integral part, the Company agreed to purchase an aggregate of 320,000 common shares from a total of three stockholders for the aggregate consideration of $160,000.  None of such agreed-upon purchases have been consummated.

NOTE 6.  SUBSEQUENT EVENTS

On June 2, 2010, the Company acquired all of the outstanding capital stock of United Bio Fuels Private Limited, an Indian corporation (“UBF”).  UBF owns and operates a 1.5 megawatt per hour (“MWe”) anaerobic digestive biomass power plant located in Salem, Tamilnadu, India.  Also included in the acquired assets are ten acres of land and a power evacuation facilities substation.

The aggregate purchase price for the land, power plant and other facilities constituting the acquired assets was 82.44 million Indian Rupees (approximately $1.76 million at the closing currency exchange rate on June 4, 2010, as reported by CNNMoney.com).  Included in such total purchase price was the satisfaction of debt to the India Renewable Energy Development Agency Limited, a government of India enterprise (the “IREDA”), totaling 72.74 million Indian Rupees ($1.56 million), inclusive of interest. The remaining purchase price is to be paid to Enkem Engineers Private Limited (“Enkem”), the former principal stockholder of UBF and operator of the power plant, in the aggregate amount of 2.2 million Indian Rupees ($47,000).  The other former shareholders of UBF will receive in the aggregate, 7.5 million Indian Rupees ($160,000) upon the power plant becoming fully operational.

We funded the purchase price through prior sales of our securities, a loan of $150,000 provided by our chief executive officer, Tim J.E. Bowen, in the amount of $150,000 (the “Bowen Loan”) and a loan provided by a non-affiliated party in the amount of $200,000 (the “Non-Affiliate Loan”), as well as the assumption of the debt due IREDA. The Bowen Loan is a demand loan bearing interest at the imputed interest rate and the Non-Affiliate Loan is due July 31, 2010 and bears interest at the rate of 12% per annum.

The Company will rely upon FASC 805-10-25 and account for the acquisition by applying the acquisition method.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  For further information, see “Note Regarding Forward-Looking Statements.”

Results of Operations

Three months ended April 30, 2010 and 2009

Our results of operations for the subject three-month periods are summarized as follows:

	Three Months Ended April 30,
	2010	2009
Revenue	$ Nil	$ Nil
Operating expenses	15,584,013	53,965
Net loss	$(15,604,861)	$(53,965)

Revenues

We did not recognize any revenues for the three months ended April 30, 2010 (our "2010 Second Quarter") and 2009 (our "2009 Second Quarter").

Expenses

General and Administrative expenses for the three months ended April 30, 2010, increased by $15,530,048 as compared to the 2009 Second Quarter primarily as a result of share-based compensation totaling $14,780,302, as compared to $0 incurred in the 2009 First Quarter.

The remaining expenses reflect increases in travel, legal, and professional fees.

Six months ended April 30, 2010 and 2009

Our results of operations for the subject six-month periods are summarized as follows:

	Six Months Ended April 30,
	2010	2009
Revenue	$ Nil	$ Nil
Operating expenses	17,010,725	58,568
Net loss	$(17,031,573)	$(58,568)

Revenues

We did not recognize any revenues for the six months ended April 30, 2010 and 2009.  Subsequent to April 30, 2010, we migrated from a development stage company to an operating company as a result of our acquisition of a biomass energy plant in Salem, India on June 2, 2010.  We expect to generate revenues as a result of plant operations, commencing with our fiscal quarter ending July 31, 2010.  We also are in negotiations to acquire a turnkey 18 MW/e biomass power plant located near Chennai, India.

Expenses

General and Administrative expenses for the six months ended April 30, 2010, increased by $16,952,157 as compared to the six months ending April 30, 2009 primarily as a result of share-based compensation totaling approximately $15,281,151, as compared to $0 incurred in the first six months of fiscal year 2009.

Other significant expenses incurred during the six month period include travel, legal, and professional fees.

We expect operating expenses to increase as we place on-line and expand the capacity of power plants we acquire, as well as operating expenses relating to our plantations as more acreage is devoted to growing biomass feedstock for our power plants and for sale to third parties. We do not anticipate compensating consultants with our common stock during the next six months, although we do intend to implement a stock option program so as to provide incentives to our service providers. We expect to commence generating revenue in the second half of our current fiscal year, with growth in revenue as operations expand.  We also expect that expenditures will increase due to our further acquisition of and expansion of generating capacity at our power plants; but anticipate that that such costs will be offset by the revenue generated from such power plants.

Liquidity and Financial Condition

Working Capital

As of April 30 2010, we had working capital of $99,081, calculated as follows.

	At April 30, 2010	At October 31, 2009	Percentage Increase/Decrease
Current assets	$2,753,506	$16,511	16,676.80%
Current liabilities	2,654,425	551,257	481.52%
Working capital	$99,081	$(534,746)

The Company’s working capital has increased over the six month period ending April 30, 2010 by $633,827.  The Company’s current assets have increased by $2,736,995 since October 31, 2009 while the current liabilities of the Company have increased by $2,103,168 for the same period.

During the six months, the Company has increased its current assets by virtue of prepaid expenses, capital from stock subscriptions, and proceeds from short-term notes payable.

Prepaid Expenses

The Company retained Vastani Company SA (“Vastani”) as an advisor pursuant to a Letter of Agreement dated March 15, 2010.  As of April 30, 2010, the Company is reporting a balance of $699,643 in subscriptions receivable.  This represents the balance of monies held in escrow for completed subscriptions.  This balance was received from the Company’s escrow agent during May 2010.

Subscriptions Receivable

The Company has entered into various consulting agreements whereby consultants have been issued shares as compensation for services.  The Company is amortizing the value of the compensation over the terms of the individual agreements and is carrying the unearned portion as prepaid expense.  As of April 30, 2010, the value of prepaid consulting is $1,544,105.

Current liabilities have increased primarily as a result of expenses payable including, but not limited to, travel and legal and professional fees.  The Company received approximately $220,000 from short term shareholder notes.

Over the past six month, we have been transitioning from an advanced development stage entity to an operating company.  During the six month period, we have primarily been financed through use of our common stock; through sales to third parties and others and by the issuance of stock as share-based compensation.  We currently have 50 highly qualified individuals, located in six different geographic areas, providing services to our company. In part by preserving cash flow through compensating, in whole or part, our services providers, consisting of employees and consultants, through issuances of stock rather than cash payments, we believe that we have acquired assets, including what we hope to be valuable intellectual property rights, and have begun to create the infrastructure required to generate revenues in the near future.  While such stock issuances have resulted in dilution to our current shareholders, we note that there are no current liens on any of our assets that could, in the long term, restrict our ability to manage operations and the further implementation of our business model.

The following summarizes our cash flows for the six months ending April 30, 2010:

	Six Months Ended April 30,
	2010	2009
Net cash provided by (used in) operating activities	$(2,471,466)	$(58,568)
Net cash provided by (used in) investing activities	(7, 315)	Nil
Net cash provided by financing activities	3,100,332	Nil
Effect of exchange rate changes on cash	(455,889)	Nil
Net Increase (decrease) in Cash During the Period	$165,662	$(58,568)

Future Financings

We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Agronomy field trials	$800,000
Feasability studies	600,000
Biomass power plant new build (2.25MW/h)	2,250,000
Biomass power plant acqustions and upgrade (18MW/h)	1,750,000
Biomass power plant acqustions and upgrade(1.5MW/h)	5,000,000
Operating expenses	840,000
Management and consulting	612,000
General and administrative	1,234,000
Total	$13,086,000

We will require additional capital to fund our business and development plan, including our planned acquisition, development, expansion and/or construction of biomass power plants and biomass feedstock plantations.  In addition, once the power plants have been constructed, we will need to fund the start-up costs operations of these plants until, if ever, the plants generate sufficient cash flow from their operations to fund the plants' ongoing costs and expenses.  We also may encounter unforeseen costs that could also require us to seek additional capital.  As a result, our business plan and growth strategy requires that we obtain significant additional financial resources, including resources obtained through debt and/or equity financing.  We may not be able to obtain the funding necessary to implement our growth strategy on acceptable terms or at all.  An inability to obtain such funding would prevent us from acquiring, developing, expanding and/or constructing any plants or plantations.  Furthermore, our business development strategy may not result in significant revenues even if successfully funded.

We have not yet identified all of the sources for the additional financing we require, although we do have offers of debt financing from two banks and have, in the past, been able to raise equity capital through the sale of equity interest in our company.  Furthermore, we plan to make presentations to major institutions and renewable energy investment funds in June and July 2010 with the view of raising interest for our financing projects.  Our ability to obtain additional capital will depend on market conditions, national and global economies, demand for electricity in countries in which we intend to operate power plants, environmental and legal issues affecting power plant operations, weather and other conditions affecting our biomass plantations and other factors beyond our control.  The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our amended Annual Report on Form 10-K/A for the year ended October 31, 2009, filed with the Securities and Exchange Commission on March 19, 2010.  A discussion of our critical accounting policies and estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of such Form 10-K/A.  There have no material changes to such critical accounting policies or estimates as reported in such amended Annual Report section.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our then-chief executive officer and then-chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our chief executive officer and then-chief financial officer have concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

We failed to file our 10-Q for the quarter ending January 31, 2010 on a timely basis.  We are attempting to resolve such ineffective disclosure controls and procedures and, to such end, we have retained outside accountants to assist us in revising our systems and provide financial reporting support.

Changes in Internal Control over Financial Reporting

We are in the process of adopting new internal controls over the financial reporting as we migrate from a development stage company to an operating company.  Since January 1, 2010, we have retained Tim Bowen as our Chief Executive Officer and Mike Starkie as our President and Acting Chief Financial Officer.  These two executive officers have substantial management and financial experience, including acting as executive officers of a number of publicly-held companies.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth certain information concerning securities which were sold or issued by us within the past three years without the registration of the securities under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements and were not previously disclosed by us in our prior Annual Reports on Forms 10-K or 10-K/A, Quarterly Reports on Forms 10-Q or 10-Q/A or Current Reports on Form 8-K.

(a)
Effective March 26, 2010, the Company issued 1 million common shares to a consultant.  The Company valued such shares, for accounting purposes, at $800,000, the fair value of such shares on the effective date of issuance.  The consultant is a person not meeting the definition of a “U.S. person” (a “non-US Person”) contained in Regulation S (“Regulation S”) promulgated under the Securities Act and such shares were issued in an offshore transaction (an “offshore transaction”), as such term is defined in Regulation S.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(b)
Effective March 26, 2010, we issued 500,000 common shares to a consultant.  We valued such shares, for accounting purposes, at $400,000, the fair value of such shares on the effective date of issuance. The consultant is a person not meeting the definition of a “U.S. person” (a “non-US Person”) contained in Regulation S (“Regulation S”) promulgated under the Securities Act and such shares were issued in an offshore transaction (an “offshore transaction”), as such term is defined in Regulation S.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(c)
Effective April 6, 2010, we issued 131,196 common shares to a third party investor for total gross consideration of $15,000.  The investor is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(d)
Effective April 7, 2010, we issued 3 million common shares to a natural person upon his becoming Chief Operating Officer of the Company.  (Subsequently, he became our Chief Executive Officer).  We valued such shares, for accounting purposes, at $3,270,000, the fair value of such shares on the effective date of issuance.  The executive officer is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(e)
Effective April 9, 2010, we issued 3 million common shares of common stock to a director.  We valued such shares, for accounting purposes, at $2,640,000, the fair value of such shares on the effective date of issuance.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Section 4(2) of the Securities Act.

(f)
Effective April 9, 2010, we issued 1 million common shares of common stock to a consultant.  We valued such shares, for accounting purposes, at $880,000, the fair value of such shares on the effective date of issuance.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Section 4(2) of the Securities Act.

(g)
Effective April 9, 2010, we issued 250,000 common shares to a consultant.  We valued such shares, for accounting purposes, at $220,000, the fair value of such shares on the effective date of issuance.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Section 4(2) of the Securities Act.

(h)
Effective April 11, 2010, we issued 3 million common shares to the Acting Chief Financial Officer of the Company.  We valued such shares, for accounting purposes, at $2,640,000, the fair value of such shares on the effective date of issuance.  The executive officer is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(i)
Effective April 11, 2010, we issued 400,000 common shares to a service provider.  We valued such shares, for accounting purposes, at $352,000, the fair value of such shares on the effective date of issuance.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Section 4(2) of the Securities Act.

(j)
Effective April 26, 2010, we issued 150,000 common shares to a consultant.  We valued such shares, for accounting purposes, at $178,500, the fair value of such shares on the effective date of issuance.  The consultant is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(k)
Effective April 28, 2010, we issued 60,000 common shares to a third-party investor for total gross consideration of $25,000.  The investor is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(l)
Effective April 30¸ 2010 we issued 500,000 common shares to a consultant.  We valued such shares, for accounting purposes, at $565,000, the fair value of such shares on the effective date of issuance.  The consultant is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(m)
Effective April 30, 2010, we issued 1.5 million common shares to a director.  We valued such shares, for accounting purposes, at $1,695,000, the fair value of such shares on the effective date of issuance.  The director is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(n)
Effective April 30, 2010, we issued 150,000 common shares to a consultant.  We valued such shares, for accounting purposes, at $169,500, the fair value of such shares on the effective date of such issuance.  The consultant is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(o)
During April, 2010 and through the date of the Quarterly Report on Form 10-Q to which these interim financial statements form as integral part, we sold an aggregate of 1,176,032 common shares to a total of 71 non-US Persons in offshore transactions pursuant to Regulation S for aggregate gross proceeds of $890,981.  Pursuant to a subscription fee agreement, the Company will pay as compensation for subscription services provided, a fee equal to 40% of the gross subscription amounts received from subscribers.  We believe that such shares were issued in transactions not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(p)
Effective May 21, 2010, we issued 200,000 common shares as consideration for the purchase of assets, which shares we have preliminarily valued, for accounting purposes, at $90,000, the fair value of such shares on the effective date of such issuance.  The seller of such assets is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(q)
Subsequent to April 30, 2010 and through the date of the Quarterly Report on Form 10-Q to which these interim financial statement form an integral part, we issued an aggregate or 2.375 million common shares to a total of six consultants.  We valued such shares, for accounting purposes at $1,705,000, the fair value of such shares on the effective date of such issuance.  Each of the consultants is a non-US Person and such shares were issued in offshore transactions.  We believe that such shares were issued in transactions not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(r)
Effective June 2, 2010, we issued 750,000 common shares pursuant to a Techno-Commercial Agreement between Enhanced Biofuels and Technologies Limited, Biomass 2 Biopower (QA) Limited and the Company.  We valued such shares, for accounting purposes, at $450,000, the fair value of such shares on the effective date of such issuance.  Each of such entities is a non-US Person and such shares were issued in an offshore transaction.  We believe that such shares were issued in a transaction not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

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

Dated: June 21, 2009	Clenergen Corporation

	By:	/s/ Mark L. M. Quinn
Mark L. M. Quinn
Chief Executive Officer
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)