Form 10-Q/A
period 2010-04-30
Clenergen Corp
filed 2010-07-30
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-131862

Clenergen Corporation
(Exact name of registrant as specified in its charter)

20-2781289	Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bath House
8 Chapel Place
London, Great Britain	EC2A 3DQ
(Address of principal executive offices)	(Zip Code)

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
  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 15, 2010, a total of 96,120,741 shares of the common stock of the issuer were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2010	October 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$167,134	$1,472
Subscriptions receivable	699,643	-
Prepaid expenses and other	1,886,729	15,039
Total Current Assets	2,753,506	16,511

Fixed Assets:
Property and equipment, net	20,216	12,901
Total Fixed Assets	20,216	12,901

Other Assets:
Deposits	48,698	33,487
Total Other Assets	48,698	33,487

TOTAL ASSETS	$2,822,420	$62,899

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$1,374,805	$214,211
Payroll liabilities	84,313	6,745
Due to affiliates and shareholders	1,270,307	330,302
Total Current Liabilities	2,729,425	551,257
Total Liabilities	2,729,425	551,257

Stockholders' Equity/(Deficiency):
Preferred stock, $0.001 par value; Authorized: 10,000,000 shares; Issued: None	-	-
Common stock, $0.001 par value; Authorized: 500,000,000 shares; Issued: 95,640,741 and 86,941,013 shares, respectively	95,641	86,941
Additional paid in capital	11,869,306	3,998,562
Accumulated other comprehensive income/(loss)	33,939	389,956
Accumulated deficit during development stage	(11,905,891)	(4,963,818)
Total Stockholders' Equity/Deficiency	92,995	(488,358)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY	$2,822,420	$62,899

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF OPERATION
For the Three and Six Months Ending April 30, 2010 and 2009
and From October 27, 2005 (inception) to April 30, 2010

	Three Months Ended April 30,		Six Months Ended April 30,		From Inception To
	2010	2009	2010	2009	April 30, 2010
Revenue	$-	$-	$-	$-	$-
Cost of services	-	-	-	-	-
Gross profit or (loss)	-	-	-	-	-

General and administrative expenses	5,419,513	53,965	6,846,225	58,568	9,535,000
Research and development	-	-	-	-	2,275,043
Operating loss	(5,419,513)	(53,965)	(6,846,225)	(58,568)	(11,810,043)

Interest expense	96,412	-	96,412	-	96,412
Other income	564	-	564	-	564
Loss before income taxes	(5,515,361)	(53,965)	(6,942,073)	(58,568)	(11,905,891)
Provision for income taxes
Federal	-	-	-	-	-
State	-	-	-	-	-
Net loss	$(5,515,361)	$(53,965)	$(6,942,073)	$(58,568)	$(11,905,891)

Loss per share, basic and diluted	$(0.06)	$(7.20)	$(0.08)	$(7.81)	$(0.81)
Weighted average common shares outstanding	91,257,718	7,500	90,860,152	7,500	14,637,979
Comprehensive loss:
Net loss	$(5,515,361)	$(53,965)	$(6,942,073)	$(58,568)	$(11,905,891)
Foreign currency translation (loss)/income	(321,304)	(46,300)	(356,017)	-	33,938
Comprehensive loss	$(5,836,665)	$(100,265)	$(7,298,090)	$(58,568)	$(11,871,953)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ending April 30, 2010 and 2009
and From October 27, 2005 (inception) to April 30, 2010

	Six Months Ended April 30,		From Inception
	2010	2009	to April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,942,073)	$(58,568)	$(11,905,891)
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments for charges not requiring outlay of cash:
Depreciation and amortization	2,695	-	3,835
Common stock issued for compensation	5,116,651	-	5,116,651
Changes in operating assets and liabilities:
(Increase)/decrease prepaid expenses and other current assets	(1,871,690)	-	(1,886,729)
Deposits	(15,211)	-	(48,698)
Increase/(decrease) in accounts payable and accrued expenses	1,160,594	-	1,374,805
Increase/(decrease) in accrued payroll liabilities	77,568	-	84,313
Total adjustments to net income	4,470,607	-	4,644,177
Net cash used in operating activities	(2,471,466)	(58,568)	(7,261,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(10,010)	-	(24,051)
Net cash used in investing activities	(10,010)	-	(24,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliates/shareholders	2,550,406	-	6,935,386
Cash received on notes payable	452,749	-	469,331
Net cash provided by financing activities	3,003,155	-	7,404,717

CASH RECONCILIATION
Effect of exchange rate changes on cash	(356,017)	-	33,938

Net increase (decrease) in cash and cash equivalents	165,662	(58,568)	152,890
Cash and cash equivalents - beginning balance	1,472	59,230	14,244
CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$167,134	$662	$167,134

Supplemental Disclosures of Cash Flow Information:
Common stock issued for debt cancellation	$-	$-	$4,069,085
Common stock issued in recapitalization	$-	$-	$2,175

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

NOTE 2.  BASIS OF PRESENTATION

These interim financial statements of Clenergen Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three months and six months ended April 30, 2010 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending October 31, 2010.  These interim unaudited financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s amended Annual Report on Form 10-K/A for the year ended October 31, 2009.

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. For the period of October 27, 2005 (date of inception) through April 30, 2010, the Company had a comprehensive loss of $11,871,953, inclusive of a net loss of $11,905,891, and had total stockholders' equity of $92,995 at April 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During April 2010 and through June 15, 2010, the Company sold an aggregate of 1,176,032 common shares to a total of 71 non-US Persons for aggregate gross proceeds of $890,981 in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933.  Pursuant to a subscription fee agreement, the Company will pay as compensation for subscription services provided, a fee equal to 40% of the gross subscription amounts received from subscribers.  As of April 30, 2010, the Company received $191,339 of the expected 60% net proceeds of $534,589.

NOTE 6.  SUBSEQUENT EVENTS

Subsequent to April 30, 2010 and through June 15, 2010, the Company issued an aggregate of 500,000 common shares to a total of two consultants.  The Company has preliminarily valued such shares, for accounting purposes, at $460,000, the fair values of such shares on the effective dates of such issuances.

Subsequent to April 30, 2010, 1 million common shares that had been issued to a natural person in connection with his agreement to become an executive officer of the Company (a position which he never assumed), were surrendered for cancellation.  In connection with this surrender and cancellation, the Company intends to credit shareholders' equity in an amount equal to the charge incurred when such shares were originally issued.

Subsequent to April 30, 2010 and through June 15, 2010, the Company agreed to purchase an aggregate of 320,000 common shares from a total of three stockholders for the aggregate consideration of $160,000.  None of such agreed-upon purchases have been consummated.

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

The Company funded the purchase price through prior sales of our securities, a loan of $150,000 provided by our current chief executive officer, Tim J.E. Bowen, in the amount of $150,000 (the “Bowen Loan”) and a loan provided by a non-affiliated party in the amount of $200,000 (the “Non-Affiliate Loan”), as well as the assumption of the debt due IREDA. The Bowen Loan is a demand loan bearing interest at the imputed interest rate and the Non-Affiliate Loan is due July 31, 2010 and bears interest at the rate of 12% per annum.  The Non-Affiliate Loan was used to make the initial good faith deposit the Company tendered to UBF in November 2009.  The principal of the Non-Affiliate Loan was repaid in March 2010 and accrued interest, totaling $75,000, is included in accounts payable and accrued expenses at April 30, 2010.

The Company intends to rely upon FASC 805-10-25 and account for the acquisition by applying the acquisition method.

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

Results of Operations

Three months ended April 30, 2010 and 2009

Our results of operations for the subject three-month periods are summarized as follows:

	Three Months Ended April 30,
	2010		2009
Revenue	$	Nil	$	Nil
Operating expenses		5,419,513		53,965
Net loss		(5,515,361)		(53,965)

Revenues

We did not recognize any revenues for the three months ended April 30, 2010 (the "2010 Second Quarter") and 2009 (the "2009 Second Quarter").

Expenses

General and administrative expenses for the three months ended April 30, 2010 increased by $5,365,548 as compared to the 2009 Second Quarter, primarily as a result of share-based compensation totaling $4,615,802, as compared to $0 incurred in the 2009 Second Quarter.  The remaining general and administrative expenses reflect increases in travel, legal, and professional fees, incurred, in part, in connection with our efforts to migrate from the advanced development stage to an operating company.

Six months ended April 30, 2010 and 2009

Our results of operations for the subject six-month periods are summarized as follows:

	Six Months Ended April 30,
	2010		2009
Revenue	$	Nil	$	Nil
Operating expenses		6,846,225		58,568
Net loss		(6,942,073)		(58,568)

Revenues

We did not recognize any revenues for the six months ended April 30, 2010 (the "2010 Six Month Period") and 2009 (the "2009 Six Month Period").  Subsequent to April 30, 2010, we migrated from a development stage company to an operating company as a result of our acquisition of a biomass energy plant in Salem, India on June 2, 2010.  We expect to generate revenues as a result of plant operations, commencing with our fiscal quarter ending October 2010.  We also entered into an agreement in July 2010 to acquire a turnkey 18 MW/e biomass power plant located near Chennai, India.  We expect to consummate the Chennai acquisition in our current fiscal year.

Expenses

General and administrative expenses for the six months ended April 30, 2010, increased by $6,787,657 as compared to the six months ending April 30, 2009, primarily as a result of the establishment of field offices in Chennai and the Philippines in the 2010 Six Month Period totaling $1,129,786, development of project sites near Salem and Chennai in the 2010 Six Month Period in anticipation of our acquiring biomass power plants associated such sites totaling $391,332 and share-based compensation totaling $5,116,651.

Other significant expenses incurred during the six month period include travel, legal, and professional fees, reflecting, in part, our efforts to migrate from the advanced development stage to an operating company.

We expect operating expenses to increase as we place on-line and expand the capacity of power plants we acquire, as well as operating expenses relating to our plantations as more acreage is devoted to growing biomass feedstock for our power plants and for sale to third parties. We do not anticipate compensating our officers, directors, employees and consultants with shares of our common stock during the next six months at the same or similar rate as incurred in the 2010 Six Month Period, although we do intend to grant warrants at exercise prices equal to or greater than the market price of our common stock on the dates of such warrant grants, as well as implementing a stock option program, so as to provide incentives to our officers, directors, employees and consultants. We expect to commence generating revenue in the second half of our current fiscal year, with growth in revenue as operations expand.  We also expect that expenditures will increase due to our further acquisition of and expansion of generating capacity at our power plants; but anticipate that that such costs will be offset by the revenue generated from such power plants.

Liquidity and Financial Condition

Working Capital

As of April 30 2010, we had working capital of $24,081, calculated as follows.

	At April 30, 2010	At October 31, 2009	Percentage Increase/Decrease
Current assets	$2,753,506	$16,511	16,676.80%
Current liabilities	2,729,425	551,257	495.13%
Working capital	$24,081	$(534,746)

Our working capital has increased over the six month period ending April 30, 2010 by $558,827.  Our current assets have increased by $2,736,995 since October 31, 2009 while our current liabilities have increased by $2,178,168 for the same period.

During the six months, we increased our current assets by virtue of prepaid expenses, capital from stock subscriptions, and proceeds from short-term notes payable.

Prepaid Expenses

We retained Vastani Company SA (“Vastani”) as an advisor pursuant to a Letter of Agreement, dated March 15, 2010.  As of April 30, 2010, we are reporting a balance of $699,643 in subscriptions receivable.  This represents the balance of monies held in escrow for completed subscriptions.  This balance was received from our escrow agent during May 2010.

Subscriptions Receivable

We have entered into various consulting agreements whereby consultants have been issued shares as compensation for services.  We are amortizing the value of the compensation over the terms of the individual agreements and is carrying the unearned portion as prepaid expense.  As of April 30, 2010, the value of prepaid consulting is $1,544,105.

Current liabilities have increased primarily as a result of expenses payable including, but not limited to, travel and legal and professional fees.  We received approximately $220,000 from short term shareholder notes.

Over the past six months, we have been transitioning from an advanced development stage entity to an operating company.  During the six month period, we have primarily been financed through use of our common stock; through sales to third parties and others and by the issuance of stock as share-based compensation.  We currently have 50 highly qualified individuals, located in six different geographic areas, providing services to our company. In part by preserving cash flow through compensating, in whole or part, our services providers, consisting of employees and consultants, through issuances of stock rather than cash payments, we believe that we have acquired assets, including what we hope to be valuable intellectual property rights, and have begun to create the infrastructure required to generate revenues in the near future.  While such stock issuances have resulted in dilution to our current shareholders, we note that there are no current liens on any of our assets that could, in the long term, restrict our ability to manage operations and the further implementation of our business model.

The following summarizes our cash flows for the six months ending April 30, 2010:

	Six Months Ended April 30,
	2010	2009
Net cash used in operating activities	$(2,471,466)	$(58,568)
Net cash used in investing activities	(10,010)	Nil
Net cash provided by financing activities	3,003,115	Nil
Effect of exchange rate changes on cash	(356,017)	Nil
Net Increase (Decrease) in Cash During the Period	$165,662	$(58,568)

Future Financings

We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Agronomy field trials	$800,000
Feasibility studies	600,000
Biomass power plant new build (2.25MW/h)	2,250,000
Biomass power plant acquisitions and upgrade (18MW/h)	1,750,000
Biomass power plant acquisitions and upgrade(1.5MW/h)	5,000,000
Operating expenses	840,000
Management and consulting	612,000
General and administrative	1,234,000
Total	$13,086,000

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

(e)
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

(g)
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

(h)
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

(i)
During April 2010 and through June 15, 2010, we sold an aggregate of 1,176,032 common shares to a total of 71 non-US Persons in offshore transactions pursuant to Regulation S for aggregate gross proceeds of $890,981.  Pursuant to a subscription fee agreement, the Company will pay as compensation for subscription services provided, a fee equal to 40% of the gross subscription amounts received from subscribers.  We believe that such shares were issued in transactions not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

(j)
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

(k)
Subsequent to April 30, 2010 and through June 15, 2010, we issued an aggregate of 500,000 common shares to a total of two consultants.  We valued such shares, for accounting purposes at $460,000, the fair value of such shares on the effective date of such issuance.  Each of the consultants is a non-US Person and such shares were issued in offshore transactions.  We believe that such shares were issued in transactions not requiring registration under the Securities Act due to the exemptions available under Regulation S and Section 4(2) of the Securities Act.

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

Dated: July 30, 2010	Clenergen Corporation

	By:	/s/ Mark L.M. Quinn
Mark L.M. Quinn
Executive Chairman of the Board of Directors
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)