Form 10-Q
period 2010-07-31
Clenergen Corp
filed 2010-09-21
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-130286

Clenergen Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5379 Lyons Road, Suite 301
Coconut Creek, Florida	33073
(Address of principal executive offices)	(Zip Code)

954-509-9830
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
  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 3, 2010, a total of 106,511,932 shares of the common stock of the issuer were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2010	October 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$20,784	$1,472
Subscriptions receivable	120,505	-
Prepaid expenses and other	823,005	15,039
Total Current Assets	964,294	16,511

Fixed Assets:
Property and equipment, net	20,120	12,901
Total Fixed Assets	20,120	12,901

Other Assets:
Deferred financing costs	121,949	-
Due from UBF	1,661,520	-
Deposits	160,655	33,487
Total Other Assets	1,944,124	33,487

TOTAL ASSETS	$2,928,538	$62,899

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$1,499,437	$214,211
Payroll liabilities	22,622	6,745
Notes payable	3,046,835	330,302
Total Current Liabilities	4,568,894	551,257
Total Liabilities	4,568,894	551,257

Stockholders’ Deficiency:
Preferred stock, $0.001 par value; Authorized: 10,000,000 shares; Issued: None	-	-
Common stock, $0.001 par value; Authorized: 500,000,000 shares; Issued: 105,611,932 and 86,941,013 shares, respectively	105,612	86,941
Additional paid in capital	17,371,217	3,998,562
Accumulated other comprehensive income/(loss)	577,470	389,956
Accumulated deficit during development stage	(19,694,655)	(4,963,818)
Total Stockholders’ Deficiency	(1,640,356)	(488,358)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,928,538	$62,899

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF OPERATION
For the Three and Nine Months Ended July 31, 2010 and 2009
and From October 27, 2005 (inception) to July 31, 2010

	Three Months Ended		Nine Months Ended		From Inception
	July 31,		July 31,		To
	2010	2009	2010	2009	July 31, 2010
Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross profit or (loss)	-	-	-	-	-

General and administrative expenses	6,245,971	10,688	14,169,635	69,256	16,858,409
Research and development	29,408	-	73,910	-	2,348,953
Operating loss	(6,275,379)	(10,688)	(14,243,544)	(69,256)	(19,207,362)

Interest expense	400,972	-	497,111	-	497,111
Other income	9,267	-	9,818	-	9,818
Loss before income taxes	(6,667,084)	(10,688)	(14,730,837)	(69,256)	(19,694,655)
Provision for income taxes
Federal	-	-	-	-	-
State	-	-	-	-	-
Net loss	$(6,667,084)	$(10,688)	$(14,730,837)	$(69,256)	$(19,694,655)

Loss per share, basic and diluted	$(0.07)	$(0.00)	$(0.16)	$(0.00)	$(1.03)
Weighted average common shares outstanding	96,796,253	15,750,000	93,815,505	15,750,000	19,144,286
Comprehensive loss:
Net loss	$(6,667,084)	$(10,688)	$(14,730,837)	$(69,256)	$(19,694,655)
Foreign currency translation (loss)/income	543,531	-	187,514	-	577,470
Comprehensive loss	$(6,123,553)	$(10,688)	$(14,543,323)	$(69,256)	$(19,117,185)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2010 and 2009
and From October 27, 2005 (inception) to July 31, 2010

	Nine Months Ended
	July 31,		From Inception
	2010	2009	to July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,730,837)	$(69,256)	$(19,694,655)
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments for charges not requiring outlay of cash:
Depreciation and amortization	4,338	-	5,478
Deferred financing costs	536,490	-	536,490
Common stock issued for compensation	10,214,632	-	10,214,632
Changes in operating assets and liabilities:
(Increase)/decrease prepaid expenses and other current assets	(1,050,420)	-	(1,065,459)
Deposits	(127,168)	-	(160,655)
Increase/(decrease) in accounts payable and accrued expenses	1,285,226	10,389	1,499,437
Increase/(decrease) in accrued payroll liabilities	15,877	-	22,622
Total adjustments to net income	10,878,975	10,389	11,052,545
Net cash used in operating activities	(3,851,862)	(58,867)	(8,642,110)

CASH FLOWS FROM INVESTING ACTIVITIES
UBF advances	(1,661,520)		(1,661,520)
Purchase of furniture and equipment	(11,558)	-	(25,599)
Net cash used in investing activities	(1,673,078)	-	(1,687,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from sale of stock	1,194,484		1,244,484
Additional paid-in capital		(12,750)	4,332,968
Cash received from affiliates/shareholders	2,383,057	12,750	2,385,068
Cash received on notes payable	1,779,197	-	1,795,779
Net cash provided by financing activities	5,356,738	-	9,758,299

CASH RECONCILIATION
Effect of exchange rate changes on cash	187,514	-	577,470

Net increase (decrease) in cash and cash equivalents	19,312	(58,867)	6,540
Cash and cash equivalents - beginning balance	1,472	59,230	14,244
CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$20,784	$363	$20,784

Supplemental Disclosures of Cash Flow Information:
Common stock issued for debt cancellation	$-	$-	$4,069,085
Common stock issued in recapitalization	$-	$-	$2,175

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
For the Three and Nine Months Ending July 31, 2010 and 2009
and From October 27, 2005 (inception) to July 31, 2010

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Clenergen Corporation is a company that is in the process of migrating from the advanced development stage to an operating company that offers strategic clean energy generation and sustainable fuel supply alternatives to address the world-wide requirements for renewable and sustainable sources of power.  The Company has developed a unique supply of biomass for use with gasification, combustion steam, Pyrolysis oil and pelleting technologies to generate electricity.  The Company intends to use proprietary and mixed biomass feedstock to provide sustainable supplies of clean energy to regional, captive end users, mining companies and, through government- or privately-owned power grid systems, other end users, including private homes.

The Company intends to address the needs for a cleaner, greener planet with an environmentally sound and sustainable clean energy generation and integrated fuel supply chain, which is in compliance with and in excess of international standards for environmental protection, biodiversity, quality, safety and full traceability.  The Company is backed by a global management team with a deep wealth of experience in the science, technology, finance and business management, as well as practical experiences of managing and investing in similar businesses in emerging and developed markets.

NOTE 2.  BASIS OF PRESENTATION

These interim financial statements of Clenergen Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three months and nine months ended July 31, 2010 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending October 31, 2010.  These interim unaudited financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s amended Annual Report on Form 10-K/A for the year ended October 31, 2009.

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

Foreign currency translation - The Company’s assets and liabilities have been translated using the exchange rate at the balance sheet date.  The weighted average exchange rate for the period has been used to translate expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity {comprehensive income (loss)}.

Comprehensive income (loss) - Other comprehensive income refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income is comprised of foreign currency translation adjustments.  Comprehensive income is reported by the Company in the consolidated statements of operations.

Basic earnings per share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  Pursuant to FASC 260-10-45, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.  As of July 31, 2010, the Company has issued one potentially dilutive purchase warrant for 1,000,000 shares, exercisable at $0.686 per share.

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  For the period of October 27, 2005 (date of inception) through July 31, 2010, the Company incurred an aggregate comprehensive loss of $19,117,185, inclusive of an aggregate net loss of $19,694,655, and had a total stockholders’ deficit of $1,640,356 at July 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective May 18, 2010, the Company issued 500,000 shares to two consultants for $460,000, the fair value of such shares on the effective date of issuance.

On May 21, 2010, the Company issued 200,000 shares of its common stock, valued at $90,000, which represents the fair value of such shares on the date of issuance, as a deposit on an asset purchase.

The Company issued 120,761 shares of its common stock to a third-party investor for total gross consideration of $53,364.50, effective July 12, 2010.

During the fiscal quarter ended July 31, 2010, the Company sold an aggregate of 2,146,274 shares of its common stock to a total of 19 third party investors for aggregate net proceeds of $560,270 pursuant to a private placement of the Company’s common stock conducted through a selling agent located in Germany.  The Company incurred fees and expenses relating to such private placement equal to approximately 40% of the gross proceeds of the placement.  As of July 31, 2010, the Company received $439,765 of the private placement’s expected net proceeds from sales made during the fiscal quarter ended July 30, 2010, inclusive of fees charged by the selling and escrow agents.  The Company sold 1,180,188 shares through the selling agent and received net proceeds of approximately $530,000.00 during periods prior to the Company’s fiscal quarter ended July 31, 2010.

Effective July 30, 2010, the Company issued to Stew Investment Management Limited (“SIML”), as designee of Tim J.E. Bowen, chief executive officer of the Company, a total of 7 million shares of the Company’s common stock as consideration for Mr. Bowen having agreed to provide the Company with international strategic and operational management consulting services and for his being retained as an executive officer (as chief operating officer in April 2010 and as chief executive officer in June 2010).  The Company valued such shares at $3,850,000, the fair value of the shares on the effective date of their issuance.

SIML also is entitled to purchase, for aggregate consideration of ₤175,000, an additional 3 million shares of common stock if certain milestones related to the services Mr. Bowen provides to the Company are met, such milestones to be mutually agreed upon by Mr. Bowen and the Company.  SIML has irrevocably paid the Company the sum of ₤175,000 (approximately $258,000) and such amount is to be retained by the Company regardless of whether the milestones are met and/or such 3 million shares are issued to Mr. Bowen.

During November and December 2009, the Company sold an aggregate of 320,000 shares of the Company’s common stock to a total of three investors for total consideration of $160,000.  The per share market price of the Company’s common stock on the dates of the funding of such purchases ranged from $0.59 to $0.91.  Additionally, between November 2009 and January 2010, these three investors also made loans to the Company totaling $150,000.  At the time of the stock sales and funding of the loans, the Company and the investors assumed that the loans would be repaid in six months and the investors assumed that their investment in the 320,000 shares would generate a significant return on investment due to the shares having been sold to them at a discount to market.   The proceeds of the stock sales and loans, which loans were not evidenced by written agreements, were used in connection with the Company’s pending acquisition of a biomass power plant in Salem, Tamilnadu, India in June 2010.  The Company’s loan obligations were not satisfied six months following the funding, although the aggregate principal amount of the loans was reduced to $30,000 at July 31, 2010.  Between February and April 2010, the Company offered to repurchase the 320,000 shares for their original purchase price of $160,000.  Effective July 31, 2010, the Company came to an oral agreement with the investors whereby the investors agreed to retain the 320,000 shares, with the understanding that the Company would endeavor to repay the remaining loan principal amount by October 31, 2010.  The Company and the investors have not come to an agreement as to the rate of interest, if any, on the loans.

Effective May 14, 2010, the Company issued a promissory note in the principal amount of $250,000 and warrants to purchase 1 million common shares, exercisable at $0.686 per share.  The Company valued such warrants, for accounting purposes, at $614,926.  Pursuant to FASC 260-10-45, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.  The Company has purchase warrants that were not included in calculations of Basic or Diluted Earnings per Share due to the current loss incurred by of the Company.

NOTE 6.  NOTES PAYABLE

On March 25, 2010, the Company received $100,000 on a note payable bearing a 50% interest rate and maturing on March 25, 2011.  Through July 31, 2010, the Company has accrued $17,534 in interest on this note.

On May 14, 2010, the Company received $250,000 in connection with a note payable.  The note bears an interest rate of 24% and is payable in full at August 14, 2010.  In the event the Company fails to satisfy the note, the Company is obligated to issue to the lender warrants to purchase 100,000 shares of common stock for each month following the maturity date that the note is not fully paid.  The note was not fully satisfied as of August 14, 2010 and the Company is in the process of preparing and physically delivering a warrant certificate evidencing the 100,000 warrants issuable with respect to the Company’s failure to satisfy the note in full on or prior to such date.

During the nine months ended July 2010, the Company borrowed an additional approximately $2,700,000 from related parties and shareholders.  These borrowings were in the forms of informal loans with no formal written agreements stipulating their terms.

NOTE 9.  DUE FROM UBF

The Company has a receivable from UBF in the amount of $1,661,520 representing advances the Company has made to a unit of the Government of India (IREDA) in relation to the acquisition of a biomass power generation plant in Salem, Tamilnadu, India.

NOTE 8.  SUBSEQUENT EVENTS

The Company issued 300,000 shares of its common stock to a third-party investor for total gross consideration of $105,000, effective August 19, 2010.

The Company issued an aggregate of 600,000 shares of its common stock to a total of three consultants for services rendered or to be rendered by such consultants, effective August 23, 2010.  The Company valued such shares for accounting purposes at an aggregate of $258,000, the fair value of the shares on the effective date of their issuance.

Effective August 5, 2010, we obtained a loan in the amount of $607,461 from Rootchange Limited (“Rootchange”).  Rootchange is a corporation organized under the laws of Great Britain.  Rootchange is owned by two of our directors and officers, Mark L.M. Quinn, the executive chairman of our board of directors, and Jessica Hatfield, our executive vice president.  The loan is evidenced by two promissory notes, each in the principal amount equal to one-half of the loan amount, $303,730.50.  The maturity date of each of the promissory notes is November 1, 2011, with acceleration of such maturity date limited to non-payment and bankruptcy events.  The promissory notes each provide for interest at the below-market rate of 1.00% per annum (20.00% following an acceleration event), payable semi-annually, commencing on February 1, 2011.  The principal amount (but not accrued and unpaid interest) is convertible into our common stock at the rate of one share for each $0.50 of principal converted.  The closing market price of our common stock on the date we received the loan proceeds was $0.50 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

We believe the following selected sales and expense data, the percentage relationship between sales and major categories in our condensed consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented is important in evaluating the performance of our business operations.

($ in Thousands)

	Three Months Ended July 31,
	2010		2009		2010 vs 2009
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount of Increase (Decrease)	Percentage Increase (Decrease)
Sales	$0	N/A	$0	N/A	$0	N/A
Cost of sales		N/A	0	N/A	0	N/A
General and administrative expenses	6,275	N/A	11	N/A	6,264	56,945.5
Research and development	0	N/A	0	N/A	0	N/A
Operating loss	6,275	N/A	11	N/A	6,264	56,945.5
Interest expense	401	N/A	0	N/A	401	N/A
Other income	9	N/A	0	N/A	9	N/A
Provision for income taxes	0	N/A	0	N/A	0	N/A
Net loss	6,667	N/A	11	N/A	6,656	60,509.1
Foreign currency translation (loss)/income	544	N/A	0	N/A	544	N/A
Comprehensive loss	6,123	N/A	11	N/A	6,134	58,609.1

	Nine Months Ended July 31,
	2010		2009		2010 vs 2009
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount of Increase (Decrease)	Percentage Increase (Decrease)
Sales	$0	N/A	$0	N/A	$0	N/A
Cost of sales	0	N/A	0	N/A	0	N/A
General and administrative expenses	14,170	N/A	69	N/A	14,101	20,436.2
Research and development	74	N/A	0	N/A	74	N/A
Operating loss	14,244	N/A	69	N/A	14,175	20,546.4
Interest expense	497	N/A	0	N/A	497	N/A
Other income	9	N/A	0	N/A	9	N/A
Provision for income taxes	0	N/A	0	N/A	0	N/A
Net loss	14,731	N/A	69	N/A	14,662	21,249.3
Foreign currency translation (loss)/income	187	N/A	0	N/A	187	N/A
Comprehensive loss	14,543	N/A	69	N/A	14,474	21,460.9

Three Months Ended July 31, 2010 and 2009

Sales

We did not recognize any sales for the three months ended July 31, 2010 (the “2010 Third Quarter”) and 2009 (the “2009 Third Quarter”).   We are in the process of migrating from the advanced development stage to an operating company that offers strategic clean energy generation and sustainable fuel supply projects to address the requirement of renewable and sustainable source of power.  In December 2009, we entered into an agreement to acquire a biomass power plant located in Salem, Tamilnadu, India (the “Salem Plant”) and, during the 2010 Third Quarter, we entered into an agreement to acquire a second biomass power plant located near Chennai, India (the “Chennai Plant”).  We are in the process of tendering final purchase price payments to the sellers of the Salem Plant, which we anticipate will be completed prior to the end of our current fiscal year, which ends on October 31, 2010 (the “2010 Fiscal Year”).

The Salem Plant has a current capacity to generate 1.5 megawatts per hour (“MWe”) of electrical power from the use of anaerobic digestive biomass (in the case of the Salem Plant, chicken litter).  We have been refurbishing the Salem Plant in anticipation of commencing power generation operations.  Such refurbishing efforts are expected to be completed prior to the end of the 2010 Fiscal Year and we anticipate commencing power generation operations at the Salem Plant also prior to the end of the 2010 Fiscal Year.  We believe the Salem Plant will generate gross revenues of approximately $150,000 per month when operating at its current full capacity.

We are in the process of completing the necessary steps in order to secure the bank financing necessary to consummate the acquisition of the Chennai Plant.  The Chennai Plant has the capacity to generate 18 MWe of power utilizing biomass as a feedstock (in the case of the Chennai Plant, dry agricultural wood waste).  We anticipate consummating the acquisition prior to the end of the 2010 Fiscal Year, after which we anticipate the commencement of power generation operations at the Chennai Plant. We believe the Chennai Plant will generate gross revenues of approximately $1.2 million per month when operating at its anticipated initial power generation rate of 80% of plant capacity.

Cost of Sales

We had no cost of sales during both the 2010 Third Quarter and 2009 Third Quarter, as we had no operations during either of such fiscal periods.  We anticipate that our cost of sales for our two anticipated plant operations will primarily relate to the costs of purchasing feedstock chicken litter for the Salem Plant and dry agricultural waste for the Chennai Plant.  We anticipate that cost of [services] for the Salem Plant and Chennai Plant will be approximately 50% of anticipated gross revenues, based on operations at current anticipated capacities and typical cost of [sales] within the biomass power generation industry.

General and Administrative Expenses

General and administrative expenses for the 2010 Third Quarter increased by approximately $6,265,000, or 56,945.5%, as compared to the 2009 Third Quarter, primarily as a result of incurring increased commissions consulting fees, finance costs and share-based compensation of $3,039,000 in the 2010 Third Quarter.  There were no share-based compensation expenses incurred in the 2009 Third Fiscal Quarter.  The 2010 Third Quarter share-based compensation was incurred in connection with our retention of three consultants to perform business development and capital raising services.  We do not intend to continue to rely upon compensating our directors, officers, consultants, employees and other service providers with share-based compensation to the extent we have done so over the prior twelve month period; but do anticipate increased compensation charges in future fiscal periods as we commence operations at the Salem Plant and Chennai Plant.  We anticipate employment costs and other operating expenses for each of the Salem Plant and Chennai Plant, once operating at anticipated capacities, will be between 10% and 15% of the sales generated by such plant.

Research and Development

We incurred $29,408 in research and development expenses during our 2010 Third Quarter and zero for the 2009 Third Quarter.  From inception on October 2005 through March 2009, we incurred a total of approximately $2,349,000 of research and development expenses relating to the development of certain genetically-engineered feedstocks which we intend to utilize at our biomass power generating plants and for sale to third parties, including the Paulownia species of tree which we license on an exclusive basis from Star Biotechnology Limited and Arbour Technologies Pty Ltd.

We intend to continue to conduct research on the genetical engineering of a species of tree (Melia dubia) and bamboo (Beema Bamboo) in view of increasing its growth rate by up to 40% per annum.  We further intend to allocate funds to the cultivation of improved strains (clones) of Melia dubia as well as conducting research into organic fertilizers and pesticides to complement the species of tree and grass we have selected for use as biomass feedstocks.  In addition, we also intend to conduct research into the conversion to liquid fertilizer of the by-product that will be generated by the Salem Plant during the processing of chicken litter as the feedstock for power generation at the plant, with the view of increasing the value and application of such for use as organic fertilizer for biomass feedstock plantations.

Interest Expense and Other Income

Interest expense increased between the comparable three-month periods due to the costs of servicing debt in the 2010 Third Quarter, which aggregated in principal amount to $497,111 at July 31, 2010, while there was nominal or no debt serviced in the 2009 Third Quarter.

We will require further borrowings as we commence operations of the Salem Plant and Chennai Plant.  These loans are anticipated to be approximately $1.5 million for the Salem Plant and $15 million for the Chennai Plant.  We are in discussions with banks on the terms of such loans, although no assurance can be given that such borrowings will be consummated on terms favorable to us, or at all, nor whether the borrowings will be sufficient for the commencement and continued operations of the two plants.

We further anticipate that we will incur additional debt as we continue to expand by purchasing existing biomass power generating plants or build such type of plants on our own.  Any increase in debt will result in our debt servicing obligations.  No assurance can be given that we will be able to obtain additional debt financing (or equity financing) for our maintenance and expansion needs on terms advantageous to us or at all.

Provision for Income Taxes

We did not make a provision for income taxes for either the 2010 Third Quarter nor the 2009 Third Quarter, as we had no tax liability for either of the comparative periods.

Net Loss

For the above stated reasons, our net loss increased by approximately $6,656,000, or 58,609.1%, between the 2009 Third Quarter and 2010 Third Quarter.  We expect to continue to incur quarterly net losses until such time as we are operating a sufficient number of biomass power plants and feedstock plantations that generate revenues in excess of the costs incurred in operating such facilities and the administration of our Company.  We expect to achieve such level of revenues by the end of our fiscal year ending October 31, 2011 (the “2011 Fiscal Year”).

Nine Months Ended July 31, 2010 and 2009

Sales

We did not recognize any sales for the nine months ended July 31, 2010 (the “2010 Nine Month Period”) and 2009 (the “2009 Nine Month Period”).  As we noted in the three month comparison above, we are in the process of migrating from the advanced development stage to an operating company that offers strategic clean energy generation and sustainable fuel supply projects to address the requirement for renewable and sustainable source of power.  In December 2009, we entered into an agreement to acquire the Salem Plant and, during the 2009 Third Quarter, we entered into an agreement to acquire the Chennai Plant.  We are in the process of tendering final purchase price payments to the sellers of the Salem Plant, which we anticipate will be completed prior to the end of the 2010 Fiscal Year.

We have been refurbishing the Salem Plant in anticipation of commencing power generation operations.  Such refurbishing efforts are expected to be completed prior to the end of the 2010 Fiscal Year and we anticipate commencing power generation operations at the Salem Plant also prior to the end of the 2010 Fiscal Year.  We believe the Salem Plant will generate gross revenues of approximately $150,000 per month when operating at its current full capacity.

We are in the process of completing the necessary steps in order to obtain the financing necessary to consummate the acquisition of the Chennai Plant.  We anticipate consummating the acquisition prior to the end of September 2010, after which we anticipate the commencement of power generation operations at the Chennai Plant.  We believe the Chennai Plant will generate gross revenues of approximately $1,200,000 per month when operating at its anticipated initial power generation rate of 80% of plant capacity.

Cost of Sales

We had no cost of sales during both the 2010 Nine Month Period and 2009 Nine Month Period, as we had no operations during either of such fiscal periods.  We anticipate that our cost of sales for our two anticipated plant operations will primarily relate to the costs of purchasing feedstock chicken litter for the Salem Plant and dry agricultural waste for the Chennai Plant.  We anticipate that cost of sales for the Salem Plant and Chennai Plant will be approximately 50% of anticipated gross revenues, based on operations at current anticipated capacities and typical cost of sales within the biomass power generation industry.

General and Administrative Expenses

General and administrative expenses for the 2010 Nine Month Period increased by approximately $14,100,000, or 20,436.2%, as compared to the 2009 Nine Month Period, primarily as a result of incurring share-based compensation of $9,265,000 and significant commission, consulting and financing costs in the 2010 Nine Month Period.  There were no share-based compensation expenses incurred in the 2009 Nine Month Period.  The share-based compensation for the 2010 Nine Month Period was incurred at a time when we had little cash available to pay our service providers and we were attempting to build the necessary corporate infrastructure necessary to put our business plan into operation.  We do not intend to continue to rely upon compensating our directors, officers, consultants, employees and other service providers with share-based compensation to the extent we have done so over the prior twelve month period; but do anticipate increased compensation charges in future fiscal periods as we commence operations at the Salem Plant and Chennai Plant, as well as expand our operations through acquisitions or internal growth.  Due to lower employment costs for operations in India, we anticipate employment costs at each of the Salem Plant and Chennai Plant, once operating at anticipated capacities, will be between 10% and 15%of the revenues generated by such plant.

Research and Development

We incurred approximately $74,000 in research and development expenses during our 2010 Nine Month Period primarily related to agronomy research.  We did not incur any research and development expenses during our 2009 Nine Month Period.  From inception on October 2005 through October 31, 2009, we incurred a total of approximately $2,349,000 of research and development expenses relating to the development of certain genetically-engineered feedstocks which we intend to utilize at our biomass power generating plants and for sale to third parties, including the Pavlownia species of tree which we license on an exclusive basis from Star Biotechnology Limited and Arbour Technologies Pty Ltd.

As noted in our discussion of our results for the 2010 Third Quarter, we intend to conduct research and development on additional species of trees and grasses and on uses of byproducts resulting from our power generation operations.

Interest Expense

During the nine months ended July 2010, the Company incurred approximately $497,111 in interest expense relating to notes payable that were outstanding during the period, none of which were outstanding during the nine months ended July 2009.

We will require further borrowings as we commence operations of the Salem Plant and Chennai Plant.  These loans are anticipated to be approximately $1.5 million for the Salem Plant and $15 million for the Chennai Plant.  We are in discussions with banks on the terms of such loans, although no assurance can be given that such borrowings will be consummated on terms favorable to us, or at all, nor whether the borrowings will be sufficient for the commencement and continued operations of the two plants.

We further anticipate that we will incur additional debt as we continue to expand by purchasing existing biomass power generating plants or build such type of plants on our own.  Any increase in debt will result in our debt servicing obligations.  No assurance can be given that we will be able to obtain additional debt financing (or equity financing) for our maintenance and expansion needs on terms advantageous to us or at all.

Other Income

The Company realized approximately $580 in other income during the 2010 Nine Month Period, relating to the forgiveness of debt incurred in a prior period of $300 and interest in the amount of $280 earned on cash balances in our bank accounts.

Provision for Income Taxes

We did not make a provision for income taxes for either the 2010 Nine Month Period or the 2009 Nine Month Period, as we had no tax liability for either of the comparative periods.  We have a loss carry-forward of approximately $19,694,655 as of July 31, 2010.  The utilization of any loss carryforward is dependent on our ability to generate taxable income against which any resulting tax liability can be offset by such loss carryforward, to the extent permissible under federal and applicable state tax laws.

Net Loss

For the above stated reasons, our net loss increased by approximately $14,662,000, or 21,249.3%, between the 2009 Nine Month Period and 2010 Nine Month Period.  We expect to continue to incur quarterly net losses until such time as we are operating a sufficient number of biomass power plants and feedstock plantations that generate revenues in excess of the costs incurred in operating such facilities and the administration of our Company.  We expect to achieve such level of revenues by the end of the 2011 Fiscal Year.

Liquidity and Financial Condition

As of July 31, 2010, we had a working capital deficit of approximately $1,943,000, calculated as follows:

	At July 31, 2010	At October 31, 2009	Percentage Increase/Decrease
Current assets	$964,294	$16,511	18,566.8
Current liabilities	4,568,894	551,257	826.1
Working capital	$(3,604,600)	$(534,746)	278.4

Our working capital deficit has increased over the nine month period ending July 31, 2010 by approximately $3,070,000.  Such increase is primarily due to the increase in business development activities, including the increase in staff and consulting costs.

We had approximately $121,000 of subscriptions receivable at July 31, 2010.  This amount represents funds held in escrow pending our acceptance of related subscriptions.  Such amount was paid as of August 31, 2010.

On July 30, 2010, we entered into an agreement with our chief executive officer whereby the officer has irrevocably paid to us the sum of ₤175,000, which is to be retained by us regardless of whether milestones are met.

We have entered into various consulting agreements pursuant to which we have issued our common stock as share-based compensation for services rendered or to be rendered.  We are amortizing the value of the compensation over the terms of the individual consulting agreements and are carrying the unearned portion as prepaid expense.  As of July 31, 2010, the amount of prepaid consulting services is approximately $817,000.  While the amortization of such compensation value will impact our operating results, such amortization should not affect cash flow or our financial position.

The following summarizes our cash flows for the nine months ended July 31, 2010 and 2009:

	Nine Months Ended July 31,
	2010	2009
Net cash used in operating activities	$(3,851,862)	$(58,867)
Net cash used in investing activities	(1,673,078)	-
Net cash provided by financing activities	5,356,738	-
Effect of exchange rate changes on cash	187,514	-
Net increase (decrease) in cash during the period	$19,312	$(58,867)

Net cash used in operating activities was approximately $3,852,000 for the nine months ended July 31, 2010, as compared to $59,000 for the nine months ended July 31, 2009.  The changes in cash flows from operating activities between the corresponding nine month periods were primarily due to increases to prepaid consulting and finance costs.

Over the past nine months, we have been transitioning from an advanced development stage entity towards being an operating company.  During the nine months ending July 2010, we have primarily been financed through advances and notes payable and use of our common stock; through sales to third parties and others and by the issuance of stock as share-based compensation.  We currently have 68 highly qualified individuals as consultants and employees, located in six different geographic areas, providing services to our company.  In part by preserving cash flow through compensating, in whole or part, our services providers, consisting of employees and consultants, through issuances of stock rather than cash payments, we believe that we have acquired assets, including what we hope to be valuable intellectual property rights, and have begun to create the infrastructure required to generate revenues in the near future.

Net cash used in investing activities was approximately $1,673,000 for the nine months ended July 31, 2010, as compared to none for the nine months ended July 31, 2009.  The changes in cash flows from investing activities between the corresponding nine month periods were primarily incurred in connection with refurbishing and other costs relating to the Salem Plant that we are in the process of acquiring.

Net cash provided by financing activities was approximately $5,357,000 for the nine months ended July 31, 2010, as compared to none for the nine months ended July 31, 2009.  The changes in cash flows from financing activities between the corresponding nine month periods include $1,194,000 in cash from the sale of stock, $2,383,000 in cash received from affiliates and shareholders and $1,779,000 in cash received on notes payable.

We received a loan (the “Rootchange Loan”) in the principal amount of $607,461 from Rootchange Limited, an affiliate of two of our directors and executive officers, Mark L.M. Quinn and Jessica Hatfield, on August 5, 2010, subsequent to the end of the 2010 Third Quarter.  The Rootchange Loan is evidenced by two promissory notes, each in the principal amount equal to one-half of the loan amount, $303,730.50.  The maturity date of each of the promissory notes is November 1, 2011, with acceleration of such maturity date limited to non-payment and bankruptcy events.  The promissory notes each provide for interest at the below-market rate of 1.00% per annum (20.00% following an acceleration event), payable semi-annually, commencing on February 1, 2011.  The principal amount (but not accrued and unpaid interest) of one of such notes is convertible into our common stock at the rate of one share for each $0.50 of principal converted.  The closing market price of our common stock on the date we received the proceeds of the Rootchange Loan was $0.50 per share.

We intend to use the proceeds of the Rootchange Loan to fund our business and development plan, including our planned acquisition, development, expansion and construction of biomass power plants and biomass feedstock plantations, as well as to fund the start-up costs operations of these plants until, if ever, the plants generate sufficient cash flow from their operations to fund the plants’ ongoing costs and expenses.

We intend to seek additional capital, either through equity or debt funding, to further fund our business and development plan.  Any equity financing could result in substantial dilution to our then current stockholders.  Further, any equity or debt financing may not be on terms favorable to us, may be on terms onerous to us or may not be obtainable on any terms whatsoever.

Future Financings

We will require additional capital to fund our business and development plan, including its planned acquisition, development, expansion and/or construction of biomass power plants and biomass feedstock plantations.  In addition, once the power plants have been acquired or constructed, we will need to fund the start-up costs of operating these plants until such time, if ever, when the plants generate sufficient cash flow from their operations to fund the plants’ ongoing costs and expenses.  We also may encounter unforeseen costs that could also require us to seek additional capital.  Accordingly, our business plan and growth strategy anticipates that we obtain significant additional financial resources, including resources obtained through debt and/or equity financing.  We may not be able to obtain the funding necessary to implement its growth strategy on favorable terms or at all.  An inability to obtain such funding would prevent us from acquiring, developing, expanding and/or constructing any plants or plantations.  Furthermore, our business development strategy may not result in significant revenues even if successfully funded.
We have not yet identified all of the sources for the additional financing it requires, although we have discussed possible private equity financing by institutional and other investors located in London, Frankfurt, Munich, Dubai and Abu Dhabi over the past three months and have, in the past, been able to raise equity capital through the sale of our stock.  Our ability to obtain additional capital will depend on market conditions, national and global economies, demand for electricity in countries in which we intend to operate power plants, environmental and legal issues affecting power plant operations, weather and other conditions affecting our biomass plantations and other factors beyond our control.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s amended Annual Report on Form 10-K/A for the year ended October 31, 2009, filed with the Securities and Exchange Commission on March 19, 2010.  A discussion of the Company’s critical accounting policies and estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of such Form 10-K/A.  There have no material changes to such critical accounting policies or estimates as reported in such amended Annual Report section.

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

Changes in Internal Control over Financial Reporting

We are in the process of adopting new internal controls over the financial reporting as we migrate from a development stage company to an operating company.  During the 2010 Nine Month Period, we have retained two executives with substantial experience in accounting and financial matters, Tim J.E. Bowen, our chief executive officer, and Mike Starkie, our acting chief financial officer.  Further, subsequent to the 2010 Third Quarter, we retained two individuals with substantial experience within our marketplace.  These latter two individuals are due to join us in October 2010 and be based at our Chennai offices.  They will be responsible for maintaining the corporate and operational financial records for our operations in India.

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

(a)
Effective May 18, 2010, we issued 500,000 shares of our common stock to two consultants.  We valued such shares at $460,000, the fair value of such shares on the effective date of issuance.  We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration available under Section 4(2) of the Securities Act, due to the fact that such issuance did not involve any public offering.

(b)
On May 21, 2010, we issued 200,000 shares of our common stock as a deposit on the purchase of certain assets, which are valued at $90,000.  We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration available under Section 4(2) of the Securities Act, due to the fact that such issuance did not involve any public offering.

(c)
We issued 120,761 shares of our common stock to a third-party investor for total gross consideration of $50,000, effective July 12, 2010.  We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration available under Section 4(2) of the Securities Act, due to the fact that such issuance did not involve any public offering.

(d)
During the fiscal quarter ended July 31, 2010, we sold an aggregate of 2,146,274 shares of our common stock to a total of 19 third party investors for aggregate net proceeds of $560,270, inclusive of fees charged by the selling and escrow agents, pursuant to a private placement of our common stock conducted through a selling agent located in Germany.  We believe that the issuances of such shares were exempt from the registration requirements of the Securities Act, pursuant to the exemption from registration available under Section 4(2) of the Securities Act, due to the fact that such issuances did not involve any public offering.

(e)
We issued 300,000 common shares of our common stock to a third-party investor for total gross consideration of $105,000 effective August 19, 2010.  We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act, pursuant to the exemption from registration available under Section 4(2) of the Securities Act, due to the fact that such issuance did not involve any public offering.

(f)
We issued an aggregate of 600,000 shares of our common stock to a total of three consultants for services rendered or to be rendered by such consultants, effective August 23, 2010.  We valued such shares for accounting purposes at an aggregate of $258,000, the fair value of the shares on the effective date of their issuance.  We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act, pursuant to the exemption from registration available under Section 4(2) of the Securities Act, due to the fact that such issuance did not involve any public offering.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description

10.1	Consulting Agreement, dated April 17, 2010, between Clenergen Corporation and Samuel Kwao Gaisey.
10.2	Consulting Agreement, dated April 17, 2010, between Clenergen Corporation and Edward Osei Nsenryire.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 20, 2010	Clenergen Corporation

	By:	/s/ Mark L.M. Quinn
Mark L.M. Quinn
Executive Chairman of the Board of Directors
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)