Form 10-K
period 2010-10-31
Clenergen Corp
filed 2011-02-14
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

Commission file number: 333-130286

Clenergen Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bath House
8 Chapel Place
Rivington Road
London, United Kingdom	EC2A 3DQ
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 20773900289

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the quoted last sale price of the registrant’s common stock, the only class of common equity of the outstanding on the last business day of the registrant’s most recently completed second fiscal quarter, was $58,355,475 as of April 30, 2010.

As of February 10, 2011, the registrant had 142,428,834 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms “we,” “us” and “our” refers to Clenergen Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold at least 80% of such entities’ outstanding equity securities, including Clenergen Corporation Limited (UK) (“Clenergen Limited”), Clenergen India Private Limited (“Clenergen India”), and Clenergen Corporation Administrative Services Limited (“Clenergen Administrative”), on a consolidated basis.  We also currently hold a 77% equity interest in Clenergen Ghana Limited (“Clenergen Ghana”) and a 40% equity interest in Clenergen Philippines Corporation (“Clenergen Philippines”).

Unless otherwise indicated, all monetary amounts are reflected in United States Dollars and, when referenced to a specific date, converted at the currency exchange rate as of the close of business on such date, as reported by the Wall Street Journal.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “plan,” “propose,” “should,” “will,” and variations of such words.  Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation:
•	our ability to raise capital to finance our growth, operations and general working capital needs, when needed and on terms advantageous to us;
•	the ability to manage growth, profitability and the marketability of our products and services;
•	general economic and business conditions;
•	the effect on our business of recent credit-tightening throughout the world;
•	the impact of developments and competition within the fossil fuels and alternative energy industries;
•	adverse results of any legal proceedings;
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

Summary

We are in the process of migrating from a development stage company to a company offering strategic clean energy power generation and supplies of biomass feedstock to address the requirement for renewable and sustainable supplies of electricity. We have assembled an experienced managerial, engineering and technical team capable of increasing the efficiency levels of existing combustion steam biomass power plants, along with the implementation of second generation gasification and anaerobic digestion technologies.
We have identified two species of tree and bamboo suited for dedicated energy crop plantations for highly efficient biomass production.  Additionally, we have applied a Tree Adaption Process (“TAP”) technology, which is designed to rapidly increase the rate of growth by up to 40% per annum, resulting in, we believe, an economically viable source of biomass for generating a renewable source of energy. As a result of direct cultivation and supply of biomass feedstock, we anticipate the cost of production of electricity will be reduced by as much as 30%, thereby increasing operational efficiencies and creating a cost competitive supply advantage over other sources of renewable energy.

The biomass (wood chips) can be burned to produce heat for combustion steam power plants, disintegrated to produce synthetic gas for gasification power plants, converted into wood pellets and supplied to coal power plants for co-firing with coal, or processed to produce Pyrolysis oil for heating and heavy mechanical equipment fuel.

The backward integration and supply of biomass for feedstock for renewable technologies will allow us to create sustainable supplies of clean energy to private captive end users and national power grid systems, primarily within the emerging markets of South America, Africa, India and Southeast Asia.

History

Clenergen Corporation was incorporated in the State of Nevada on May 2, 2005 under the name “American Bonanza Resources Limited.”  On August 4, 2009, we acquired Clenergen Corporation Limited (UK) and succeeded to the business of Clenergen Limited.  Clenergen Limited acquired the assets of Rootchange Limited, a biofuel and biomass research and development company, in April 2009.  As a result of these transactions, and commencement of operating two biomass power plants in India, we are an early stage revenue generating company.
After significant research and development, we have developed a program to:

•
produce high-density, short-rotation biomass crops on a commercial scale at a cost of production which, we believe, is competitive to other sources of renewable and conventional energy,  using a proprietary integrated farming model; and

•
produce power, steam, hydrogen, transport fuel, fertilizers, pesticides, chemicals and other important products through advanced gasification, combustion steam, anaerobic digestion, Rapid Thermal Processing Technology (“RTP”) and Pelletisation technology.

Our management recognized very early on that, in order provide energy security to captive end users and national grid operators at a consistent competitive price, it was necessary to have control over the cost of producing biomass. By cultivating its own proprietary biomass feedstock, the Company is able to control the cost per ton of biomass and guarantee a consistent supply of biomass for power generation. We believe that the Company is positioned to engage in power sales contracts at higher than average sale prices based on a guaranteed supply of electricity, while, at the same time, increasing our level of profitability through cost efficiencies in our supply chain and adding additional productivity to our biomass power plants by hiring experienced engineers and operators to implement strict management control systems.

Our objective is to deliver a standard, uniform virgin biomass on a commercial scale at regular intervals over a long period of time with a calorific value in excess of 17 mega-joules per kilogram (“Mj/Kg”), which allows us to produce a standardized supply of fuel to fine tune and increase the plant load factor (“PLF”) of our biomass power plants.  The PLF is an industry standard benchmark for calculating the generation efficiency level of a power plant. The higher the PLF, the higher the level of power generation from the same fuel source and generator capacity.  We believe that if we are successful in reaching this objective, we will be less exposed to the vagaries of market prices and supplies of feedstocks than competing traditional and biomass power plants.

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

Current and Planned Projects

Our projects are grouped by geographic location.  Our current projects are located in India, Ghana, Guyana, and Philippines, with planned projects in Sri Lanka and Mozambique. We have entered into third party licensing agreements in USA and Central America.  For the foreseeable future, we anticipate continuing to rely on sales of our stock and borrowings in order to continue to fund our current and planned projects.  Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund these projects on terms advantageous to us, or on any terms.

India

We have executed a long-term, fifteen year power purchase agreement with Power Trading Corporation of India Limited (“PTC”) for the sale and supply to PTC of 71 megawatts per hour (“MW/h”) of energy.  The contract provides flexibility as to when the supply of power needs to commence and provides a guaranteed base price, which price is subject to increase based on the then current applicable price of electricity.

In August 2010, we commenced the management of the operations of a 1.5 MW/h anaerobic digestion biomass power plant located in Namakkal, Tamilnadu.  We have agreed to purchase the plant and are managing the plant on a turn-key basis, with the Company bearing all operating costs and retaining all revenues from operations while we await final government and bank approval of the acquisition.  The site includes ten acres of land and a power evacuation substation facility onsite.  The substation will allow us access to the national power grid with limited transmission loss.  The source of biomass feedstock for the power plant is chicken litter waste which, once decomposed, releases methane gas which is then used as the source of energy for producing electricity.  There exists over eighteen major chicken farms with over 40 million chickens being bred within a 35 kilometer radius of the power plant, which sources should create enough biomass feedstock for the generation up to 15 megawatts per hour (“MW/h”) of electricity. Currently, the power plant is only operating its 1.0 MW/h gas engine.  We plan to activate its second, 0.5 MW/h gas engine in March 2011. Further, we intend to increase the power generation capacity of the plant by adding an additional 1.0 MW/h Jenbacher gas turbine engine in the third quarter 2011. We have included the mixing of sago waste with the chicken litter in the anaerobic digestion process that creates the methane gas, as sago waste has a higher methane content than chicken litter.

The anaerobic digestion biomass power plant also produces a high value bi-product in the form of chicken litter compost.  We intend to further process the chicken litter compost so that it can be applied as fertilizer for our energy crop plantations.

Since October 2010, we have operated an 18 MW/h biomass power plant located in Kancheepuram, Tamilnadu.  The plant is currently owned by Nandha Energy Limited. Repairs were conducted and the plant was successfully re-launched in November 2010. The 18 MW/h plant uses combustion steam technology to generate power.  The process is a low carbon emission as 90% of the carbon dioxide that would have been emitted is captured by the feedstock being combusted.

The 18 MW/h biomass plant commenced transmission synchronization with the national grid in late October 2010. The power plant is currently operating efficiently and it is our target to reach over an 80% PLF, which will result in power generation at the average rate of 14.4 MW/h.

We have agreed to purchase the plant and are managing the plant on a turn-key basis, with the Company bearing all operating costs and retaining all revenues from operations while we await final government and bank approval of the acquisition.

We entered into a non-binding memorandum of understanding (a “MoU”) with Yuken India Limited (“Yuken”) in November 2010, regarding the installation of a 4 MW/h gasification biomass power plant at Yuken’s manufacturing facility in Bangalore, India. The gasification plant will provide Yuken a secure and sustainable supply of renewable electricity on site.  We are currently negotiating a minimum fifteen year power purchase agreement (a “PPA”) to supply Yuken with up to 1.5 MW/h of plant generated power, with the balance being sold to the State of Karnataka.  We anticipate that the 4 MW/h biomass power plant will be installed and operational within twelve months of entering into the definitive PPA with Yuken. We intend to lease up to 800 acres of land near the future plant site in order to grow a high yielding species of bamboo and Melia dubia as a source of biomass for the gasification power plant.  No assurance can be given that we will enter into a binding agreement with Yuken or that we will obtain the funds necessary to install and commence operating this biomass power plant.

We intend to expand our operations in India in 2011 and are reviewing the following opportunities:

•
To install a 2MW/h gasification biomass power plant at the site in Namakkal, Tamilnadu India, where we are currently leasing and operating an anaerobic digestion biomass power plant. There is sufficient land available for lease in close proximity to the plant to provide for the proposed installation’s land requirements, as well as an existing substation capable of transmission of plant-generated power into the national grid. We believe that the region is very fertile and is abundant in agricultural waste that could supply an immediate source of biomass to the proposed gasification power plant.  Under a Techno Commercial Agreement we entered into in June 2010 with Biomass2Biomass (QA) Private Limited (“BM2BP”), we have an option to sublease land suitable for cultivating energy crops. We would lease the site with a view toward cultivating biomass feedstock for the new 2 MW/h power plant installation, since the location is within reasonable distance for economical transport of the wood chips to the facility.  Under this Techno Commercial Agreement, BM2BP has agreed to supply us, upon our request, with certain low cost proprietary pesticides and fertilizers for use on our energy crop plantations worldwide.  We believe that, under controlled agronomy practices, potential yields of biomass feedstock can be increased by an additional 20 to 30% through efficient annual fertilization programs.  The Techno Commercial Agreement supercedes the MoA we entered into with BM2BP in October 2009.

•
To enter into a fifteen-year lease to operate a 27.3 MW/h cogeneration power plant at Palayaseevaram Village, Tamilnadu. The power plant is located next to the Clenergen-operated 18MW/h plant in Kancheepuram, Tamilnadu. We aim to commence operations in two phases, the first for up to 15 MW/h of production shortly after entering into the lease, with the balance coming on-line later in 2011. The lessor will be responsible for funding all capital expenditure relating to the plant and, through an operating lease, Clenergen will be responsible for running the plant and supplying the lessor with a proportion of the power output. Once certain refurbishment work is completed, it is expected that the plant will operate at an 80% PLF. In addition to operating the plant, we intend to contract with the lessor for the supply of bagasse, a waste product from the processing of sugar cane, from the lessor’s sugar mill during the six month sugar cane season. We will use the bagasse as feedstock for the power plant.  We believe that the quantity of bagasse biomass produced will be sufficient to supply up to 50% of the biomass required to operate the power plant throughout the year.

•
To purchase a 6 MW/h combustion steam plant that is currently non-operational and reassemble the plant on land located in the Tirunelveli district of Tamilnadu, India. Tirunelveli is located approximately 8 kilometers (5 miles) from Tuticorin, one of the twelve major sea ports of India located on the southeastern coast.  The site of the proposed plant is situated approximately 30 kilometers (18.5 miles) from the lands we intend to develop as the plantations to supply the feedstocks for the biomass power plant.  The site is off a main highway and is easily accessible. Due to the location and proximity to the port, we intend to evaluate the economic viability of cultivating energy crops in Sri Lanka and importing the wood chips to Tuticorin in order to supply biomass to the 6 MW/h power plant.

•
To purchase and/or lease a 15 MW/h cogeneration power plant located at Palayaseevaram Village, Tamilnadu. The power plant is located next to the Clenergen-operated 18MW/h plant in Kancheepuram, Tamilnadu, India and uses bagasse as a source of biomass for generating electricity. The plant is not currently operational and will need refurbishment work to be completed before it is capable of generating electricity.

Other recent developments with respect to our projects in India include:

•
We entered into a binding MoA in April 2010 with Growmore Biotech Limited (“Growmore Biotech”) to provide micro propagated planting materials, plant science, research, development and agronomy management services for assistance with the implementation of plantations of polyploidy Paulownia (to be referred to as “Marjestica”) high yielding bamboo and Melia dubia.  Growmore Biotech will be responsible for the implementation of demonstration trials at specific locations in India, The Philippines, Ghana and Guyana. All intellectual property (“IP”) and plant breeding rights that originate from the plant science programs will be exclusively owned by our company. Growmore Biotech’s laboratories have the capacity to produce over 200,000 tissue culture saplings per week, of which each sapling will be identical,  non flowering (asexual), non-invasive and disease free from origin.  All saplings supplied under the terms of the Growmore Biotech MoA are required to meet all standard quarantine and certification requirements of the importing country.  The April 2010 MoA with Growmore Biotech supercedes a MoA we entered into with Growmore Biotech in August 2009.  We are under no obligation to purchase propagated planting materials or any services from Growmore Biotech pursuant to the April 2010 Growmore Biotceh MoA.

•
We cancelled a sub-lease of land owned by See Emberumanar Jeer Mutt under the terms of a MoA we entered into August 2009.  We had conducted a feasibility study on the land and determined that it would not be suitable for cultivation. We had paid a deposit on the sub- lease which was to be applied against the purchase price should we have determined to cultivate the land.  We are to be repaid such deposit once the owner is successful in selling the land to a third party.  In association with the cancellation of the sub-lease, we also cancelled our April 2009 agreement with a third party that contemplating the third party clearing the land in preparation of our then-current cultivation plans.

•
We are in the process of negotiating the sub-lease of 40 acres of land located in the Western Ghats region of Tamilnadu, India, for the purpose of conducting demonstration trials of high yielding bamboo, Melia dubia, Paulownia and Marjestica. The purpose of these trials is to establish the optimum density for planting saplings in order to maximize the annual yield of these biomass feedstocks.  We also will cultivate eucalyptus and Casuarinas at the site in view of demonstrating the different growth rates of each of the tree species. The demonstration site is located within a 2.5 hours drive from either Madurai or Trivandrum airports and easily accessible by road. The saplings are being planted at high density and adopting various spacing plans, designed for mechanical harvesting. We believe that the location has an excess of water available due to the runoff from the nearby Western Ghats Mountains.

The current and planned projects set forth in this sub-section will require the expenditure of a significant amount of funds on the next few years, which we currently estimate at over $55.81 million in total.  We do not have such funds currently available to us.  Accordingly, our ability to initiate and complete such projects and thereafter operate the power plants and/or feedstock plantations will be dependent on our ability to raise additional funding.  Such funding may be in the form of equity or debt financings, or a combination of both types of financing.  No assurance can be given that we will be able to obtain financing when needed and on terms advantageous to us, or at all.  Among other possible negative effects of financing, a debt financing could subject us to affirmative and negative covenants that my create prohibitions on our operations or ability to pay dividends on our stock and an equity financing could result in significant dilution in equity ownership of our then current stockholders.

Philippines

During 2010, we successfully completed the feasibility study on behalf of National Power Corporation (“NPC”) as required under a MoA we entered into in December 2009 regarding the installation of biomass power plants on designated islands in the Philippines.  NPC, a Philippine-government owned corporation, has established a small power utility group (“SPUG”), designated to replace diesel generated power plants and increase the generation of electricity on island communities where demand has significantly increased, primarily as a result of the improved economic growth taking place within the country. The average cost of generating electricity from diesel generators is $0.26 cents per kilowatt hour (“KW/h”), of which NPC is required to subsidize up to 50% of the cost of supplying diesel generated electricity to customers in these regions.

The feasibility study was conducted on the island of Romblon, in collaboration with Romblon State University (“RSU”). The objective of the study was to evaluate the installation of a 2 MW/h gasification biomass power plant on the island. RSU is a major consumer of electricity on the island and experiences almost daily black outs. RSU is planning to expand its facilities over the next two years and believes their expected electricity consumption will increase by as much as 30%. The feasibility study evaluated the use of non-arable land owned by RSU in order to cultivate our high yielding variety of bamboo as a source of biomass feedstock for the gasification power plant.

In December 2010, we entered into a fifteen-year PPA with RSU to supply 1.0 MW/h of renewable electricity, commencing in December 2011. The PPA contemplates a sale price of approximately $0.15 cents per KW/h (plus value added tax), based on the average currency exchange rates in December 2010. The sale price will be reviewed on an annual basis and adjusted to reflect the rate of inflation within the country. Installation of the gasification biomass power plant is scheduled for November 2011. The initial capacity will be 2 MW/h and we intend that the balance of electricity will be sold to a third party under a separate PPA, which is currently being negotiated.  RSU has identified up to 800 acres of suitable land that can be sublet for the cultivation of our high yielding bamboo energy crop.

In order to underwrite the PPAs for our proposed SPUG operations in the Philippines, we entered into a MoA with NPC in December 2010, for the purpose of forming a public private partnership and entering into a revolving consolidated 10 MW/h PPA (subject to approval of the Philippines Energy Regulatory Commission), that would provide sovereign risk cover for all our SPUG renewable electricity projects within the country.  Under the SPUG program, we are conducting a second feasibility study in the region of Kalinga and Apayao (Northern Luzon), as well as on the island of Palawan.

Other recent developments with respect to our projects in the Philippines include:

•
Entering into a MoA with National Power Corporation (“NPC”) in June 2010 to provide access to NPC’s pool of qualified power generation and electrical engineers to assist in our research and development and operational staffs and consultants throughout our regions of operation. Under the Philippine government’s privatization plans, NPC is being forced to downgrade its operations and consequently reduce its manpower requirements. Under the terms of this agreement, we will benefit from being able to hire qualified personnel as consultants, to assist with the set up, implementation and operations of biomass power plants, particularly in Africa, while not having to incur the cost of direct employment and other benefits they are otherwise entitled to under their employment agreements with NPC.  We are under no obligation to hire or otherwise retain any NPC personnel under the MoA with NPC.

•
We entered into a non-binding MoA with Rio Tuba Nickel Mining Corporation (“Rio Tuba”) in August 2010. Rio Tuba operates one of Southeast Asia’s largest nickel mines. The parent company of Rio Tuba is Nickel Asia Corporation, which owns and operates six mining sites in Southeast Asia.  Under this MoA, we have completed a feasibility study regarding the installation of a 4MW/h gasification biomass power plant in 2012, along with the remediation of up to 800 acres of land owned by Rio Tuba through the cultivation of energy crops which will be used to supply the biomass feedstock for the gasification power plant and pelletisation.

We intend to supply 0.5 MW/h directly to Rio Tuba’s mining operation and 2 MW/h of electricity to their joint venture partners, Unichamp Mineral, for their new slake lime mining operation.  We intend for the remaining 1.5 MW/h of electricity to be supplied to Powersource Microgrid Operations Inc (“Powersource”) distributed through Powersource’s transmission network.  Powersource specializes in off-grid electrification projects utilizing hybrid configurations of power generation technologies and staff that are experienced in transmission and substation installations.  We are currently negotiating a strategic alliance with Powersource that would provide them with a supply of biomass feedstock for power generation and to allow us to operate as a Philippines-government qualified third party for projects we are implementing directly for and on behalf of NPC under the SPUG program.

No assurance can be given that we will enter into binding agreements with Rio Tuba and/or Powersource, that we will obtain the necessary funds to install and commence operating this biomass power plant and/or remediate the land for use as a biomass feedstock plantation or that, even with such funding, we will generate revenues and/or profits from such operations.

•
We entered into a non-binding MoA with Foremost Farms Inc. (“Foremost”), located in Pasig City, Philippines, in August 2010, for the purpose of conducting a feasibility study to assess the sustainable conversion of Foremost’s hog waste into electricity for its own consumption and to supply power to third parties.  Foremost has a hog population of 120,000, with sufficient hog waste to support a 4 MW anaerobic digestion power plant. We believe that this plant also would generate on average over 100 tons a day of compost which could be converted into fertilizer and then utilized in the energy crop plantations we plan to cultivate in the Philippines. It is our intention to secure exclusive rights and preferential pricing for the compost generated from the project.

•
We entered into a Techno Commercial Agreement with RSU in December 2010, to establish a ten acre demonstration site for our high yielding strains of bamboo. We received approval from the Philippine Department of Agriculture Bureau of Plant Science in October 2010 to import the bamboo from India. The bamboo saplings were produced under our GBB contract.  In December 2010, 5,600 potted plants were shipped to the nursery facilities at RSU. We believe that this was the first time the Philippine government has approved the importation of a strain of bamboo from a foreign country.  We further believe that the high density demonstration site will verify that the yield and acclimatization of the bamboo under Philippine conditions is similar to results from tests we conducted in India, prior to our establishing commercial plantations in the Philippines.

•
We entered into a MoA with Apayao State College (“ASC”) and Kalinga State College (“KSC”) to conduct a feasibility study on behalf of the NPC with regards to the installation of gasification biomass power plants under the SPUG program. Both ASC and KSC are large consumers of electricity and are frequently subject to black-outs due to the shortage of electricity currently available to the colleges.

This MoA also sets out a program for (i) identifying the volume of agricultural waste in the Northern Luzon region for the purpose of providing biomass feedstock for gasification installations both in the Luzon region and other regions of the Philippines, such as Romblon Island and Palawan, and (ii) commencing a plant science program with ASC to evaluate the use of indigenous species of bamboo from the Philippines that offer the same potential yields compared to our high yielding strains from India.  We are under no obligation to enter into the two programs and our decision to do so or not to do so will be determined by the feasibility study.

•
We have conducted field studies in collaboration with the Philippine Coconut Authority regarding intercropping high yielding species of bamboo on existing coconut plantations in the Philippines. We have been advised that 30% of the coconut plantations in the Philippines have now reached their maturity and the trees have reduced leaf canopy due to their age. We estimate that we can produce up to 4,000 tons of wood chips per year from 7,500 acres of coconut plantations through the intercropping of bamboo on the plantations.  We intend to conduct trials in 2011 to verify our estimate of wood chip production following such intercropping, prior to entering into any wood pellet supply agreements.  We have received expressions of interest from South Korean coal power producing companies to purchase the wood chips (processed into pellets) under a proposed ten-year wood pellet supply agreement.  In 2010, wood pellets sold in Europe at an average price of $160 per ton, inclusive of transportation costs.

The current and planned projects set forth in this sub-section will require the expenditure of a significant amount of funds, which we currently estimate at over $27.27 million in total.  We do not have such funds currently available to us.  Accordingly, our ability to initiate and complete such projects and thereafter operate the power plants and/or feedstock plantations will be dependent on our ability to raise additional funding.  Such funding may be in the form of equity or debt financings, or a combination of both types of financing.  No assurance can be given that we will be able to obtain financing when needed and on terms advantageous to us, or at all.  Among other possible negative effects of financing, a debt financing could subject us to affirmative and negative covenants that my create prohibitions on our operations or ability to pay dividends on our stock and an equity financing could result in significant dilution in equity ownership of our then current stockholders.

We have formed a subsidiary, Clenergen Philippines Corporation, for the purposes of conducting substantially all of our operations in the Philippines.  We currently hold a 40% equity interest in Clenergen Philippines.

Ghana

In 2010, we completed a detailed feasibility study regarding the cultivation of high yielding strains of bamboo and Melia dubia in Ghana as feedstock for the purpose of increasing the domestic supply of electricity to the country’s national electric grid, as well as supplying an uninterrupted supply of biomass for use in generating renewable electricity to a large mining operation. Ghana is dependent upon hydro electricity from the Volta River dam which, over the past five years, has seen its generating capacity reduced significantly due to the effects of climate change resulting from the irregularities in the country’s rainfall patterns. As a result, the cost of electricity has now increased from $0.11 cents per KW/h to $0.19 cents per KW/h.

We intend to initially market to mining companies operating in the country, as we believe they have the highest need for controlling their energy sources and to have a reliable source of electricity.

We entered into a MoU with Ghana Manganese Company Limited in November 2010 for the installation of a 2MW/h gasification biomass power plant at their mining site in Nsuta-Wassaw in the western region of Ghana. We believe that the MoU outlines the implementation of the first biomass power plant in West Africa and has been endorsed by the Ghana Bureau of Mines as a model project for other regional mines to adopt in order to reduce their carbon emission, remediate land and provide regional social and economic benefits to the local communities where the mines are located.  The MoU provides the framework for a fifteen-year PPA at a sale price of $0.13 per KW/h.  We anticipate that the power plant will be installed and operational within twelve months from the signing of the PPA. We intend to lease up to 400 acres of land for the cultivation of energy crop plantations.

We entered into a non-binding MoA in August 2010 with the government authorities in the Bolewura and Bole District for the sublease of 12,500 acres of non-arable land near the city of Bole in the northern region of Ghana.  The MoA contemplates that, following reforestation, the land will be used for the development and cultivation of energy crops for the purpose of supplying biomass feedstock for renewable energy generation.  The land would be sub-leased for a minimum period of 49 years at a lease cost of $10.00 per acre per year.  The MoA contemplates that, under the lease terms, we will be provided access to water from the Black Volta River for irrigation of the energy crop plantation.  The location of the plantation is within 30 kilometers of an electricity sub-station located in Sawla, Ghana, a possible user of the feedstock grown on the sub-leased property.

We plan on installing a 56 MW/h combustion steam biomass power plant on land adjacent to the Sawla electricity sub-station with biomass feedstock supplied from the leased land in Bole. The power plant would be installed in modules of 6 MW/h and 10 MW/h over a five-year period.  We are currently finalizing a MoU with the Ministry of Energy and Ministry of Land and Natural Resources for the purpose of receiving approval to generate electricity at the planned facility.  We anticipate that any generated power will be supplied into the national grid system under a separate PPA.

No assurance can be given that we will enter into a binding agreement with Ghana Manganese Company, that we will obtain ministry approval and the necessary funds to install and commence operating the biomass power plant and/or sublease the land and that, even with such approval and funding, we will generate revenues and/or profits from such operations.

Other recent developments with respect to our proposed projects in the Ghana include:

•
We are at an advanced stage of negotiating a non-binding MoA with a large mining company located in the Ashanti region of Ghana. The first stage of the contemplated project will be the installation of a 2 MW/h gasification biomass power plant as a pilot project.  The total power requirement for the mine is 34 MW/h and it is our intention, if the pilot project is successful, to install a 34 MW/h combustion steam biomass power plant at the site of the mine.  We anticipate that such a plant would be constructed in modules of 6 MW/h each over a five-year period.  It is our further intention to lease up to 8,000 acres of land owned by the mining company in order to cultivate energy crops to supply feedstock for the biomass power plant.

•
We are at an advanced stage of negotiating a MoA with a Korean-based construction company with operations in Accra, Ghana. The construction company has an agreement with the government of Ghana to build 200,000 new houses over the next five years at various locations throughout the country. As contemplated by the proposed MoA, we would install 2 MW/h gasification biomass power plants which are capable of supplying renewable energy for clusters of 5,000 homes and cultivate energy crop plantations on 400 acres of land within close proximity to each planned location.

•
We intend to commence demonstration sites of our high yielding strain of bamboo and Melia dubia during the first calendar quarter of 2011 at designated sites in the Ashanti, Western and Northern regions of Ghana.

The current and planned projects set forth in this sub-section will require the expenditure of a significant amount of funds, which we currently estimate at over $21.94 million in total.  We do not have such funds currently available to us.  Accordingly, our ability to initiate and complete such projects and thereafter operate the power plants and/or feedstock plantations will be dependent on our ability to raise additional funding.  Such funding may be in the form of equity or debt financings, or a combination of both types of financing.  No assurance can be given that we will be able to obtain financing when needed and on terms advantageous to us, or at all.  Among other possible negative effects of financing, a debt financing could subject us to affirmative and negative covenants that my create prohibitions on our operations or ability to pay dividends on our stock and an equity financing could result in significant dilution in equity ownership of our then current stockholders.

We have formed a subsidiary, Clenergen Ghana Limited, for the purpose of conducting substantially all of our operations in Ghana.  We currently hold a 77% equity interest in Clenergen Ghana.

Guyana

In 2010, we completed a detailed feasibility study on behalf of a major European coal power plant for the cultivation of energy crops in Guyana which would be converted into wood pellets for export to Europe, commencing in 2014.

We intend to cultivate energy crops on 7,500 acres on government leased land for the purpose of producing wood pellets for export. Customers have already been identified for the sale of up to 300,000 tons of wood pellets in the United Kingdom, with delivery dates planned for 2014.  Debt financing for the purchase of wood pelletization equipment will be required under a financial agreement with the local forestry companies and installed in close proximity to the site of the energy crop plantation.  We anticipate that the selected site will have direct access to the Berbice River where wood pellets would be loaded on river barges and taken down river to the port of New Amsterdam for loading onto bulk carriers for export. Further expansion of energy crop plantations is planned upon cultivation of the initial 7,500 acre site.

We did not renew the lease and option agreement we entered into with Georgia Caribbean International Limited in September 2009. We currently intend to lease approximately 7,500 acres of land owned by the Guyana federal government. The cost of leasing the land from the government is expected to be less than under the September 2009 agreement.  Further, we believe that any lease we enter into with the government will and allow for expansion of the energy crop plantation we intend to establish at the lease site, should we have the need for additional land.

Other plans for projects in Guyana include:

•
Planting of our high yielding strain of bamboo and Melia dubia at demonstration sites during the second calendar quarter of 2011, which, if successful, would be expanded into one or more operating feedstock plantations on a commercial scale.

•	Building and operating a 2 MW/h gasification biomass plant for captive end users, with our energy crops being cultivated on 400 acres of sub-leased land.

The current and planned projects set forth in this sub-section will require the expenditure of a significant amount of funds, which we currently estimate at over $27.79 million in total.  We do not have such funds currently available to us.  Accordingly, our ability to initiate and complete such projects and thereafter operate the power plants and/or feedstock plantations will be dependent on our ability to raise additional funding.  Such funding may be in the form of equity or debt financings, or a combination of both types of financing.  No assurance can be given that we will be able to obtain financing when needed and on terms advantageous to us, or at all.  Among other possible negative effects of financing, a debt financing could subject us to affirmative and negative covenants that my create prohibitions on our operations or ability to pay dividends on our stock and an equity financing could result in significant dilution in equity ownership of our then current stockholders.

Planned Projects: Mozambique and Sri Lanka

We intend to conduct feasibility studies with regards to the cultivation of energy crop plantations in Sri Lanka and Mozambique for the purpose of producing wood chips, wood pellets or pyrolysis oil for export to the Middle East and India. We have selected these regions based on (i) their natural climatic conditions for cultivation of our high yielding strain of bamboo, (ii) the low cost of production of biomass feedstock,  (iii) the ability to sublease large contiguous land parcels either directly from the federal of local jurisdictional government or private parties, (iv) infrastructure and deep sea port/shipping facilities and (v) their geographic locations in relationship to the markets we have identified to export wood chips, wood pellets and/or pyrolysis oil.

Third Party License Agreements: USA and Central America

We formed BioPower Corporation (formerly, Clenergen BioPower Corporation) (“BioPower”) in October 2009 for the purpose of establishing a market presence in North America.  Through September 2010, we held a 19% equity interest in BioPower, and Mark Quinn, our chairman of the board, and Jessica Hatfield, our executive vice president, each owned a 16% equity interest.  In October 2010, we determined to surrender our minority interest in BioPower in order consolidate our business operations through our other existing subsidiary companies in the emerging markets. Mr. Quinn and Ms. Hatfield also surrendered their interests in BioPower.  We have been advised that Robert Kohn, a former director of our company (August 29, 2009 to January 26, 2011), holds a majority equity interest in BioPower.

In November 2010, we entered into an exclusive licensing agreement with BioPower whereby we licensed to BioPower our agronomy and technology IP assets for use in the territories of United States of America, Central America, Mexico and Cuba. Under the terms of this license agreement, we will be entitled to an 8% royalty calculated on the gross revenue from each project utilizing the licensed technology.

Clenergen Foundation

We believe that business has the power to benefit local and global communities and, to this end, we have formed The Clenergen Foundation, a charitable organization, dedicated to social health, education, conservation and long-term rural development.  The Clenergen Foundation’s immediate goal is to assist and inspire individuals and organizations to preserve natural resources at the local level, building a collective environmental awareness among people of all economic backgrounds for a more sustainable future.

The Clenergen Foundation is engaged in providing:

Comprehensive Health Survey Reports

The Clenergen Foundation has developed a comprehensive health survey to compile comprehensive baseline information on the health of populations in order to provide baseline evidence on the way health systems are currently functioning to monitor inputs, functions and outcomes of various factors on local environments and local populations.  The Clenergen Foundation has begun conducting a health survey on the staff of our 18 MW/h biomass power plant located in Kancheepuram, Tamilnadu and their families.  The plant’s staff and their family member have agreed to participate in this study, provide information regarding health status and to permit some investigations as deemed necessary. There will be no cost to the staff and their families for participation in the survey.  The objective of the survey is to build the evidence base to monitor whether health systems are achieving desired goals and to develop a means of providing low cost, reliable and comparable information for future use.

Agri Extension Program

The Clenergen Foundation’s Agri-Extension Program aims to revitalise unwanted land through the cultivation of Jatropha, creating valuable employment and a sustainable source of income for the farming communities. Jatropha is an oil bearing non-food crop which, when crushed, provides a crude vegetable oil which can be refined into biodiesel fuel, to be either blended with fossil diesel or used as an 100% diesel fuel replacement. The seedcake is used as an organic fertilizer.  The Clenergen Foundation intends to provide starter kits containing elite hybrid Jatropha seed and necessary cultivation tools (including bio fertilisers and bio pesticides) for growing one hectare of Jatropha.  The kits will be supplied in a bee-hive box, which, when emptied, can be used to establish colonies of bees in order to support the cross pollination of the Jatropha plants.

Charcoal Briquettes

The Clenergen Foundation has developed a business model, based on technology pioneered by the Appropriate Rural Technology Institute of India (“ARTI”), that uses agricultural waste and other dry biomass to produce high quality charcoal briquettes. This model is intended to create sustainable charcoal production with economic benefits for rural communities.  The goal is to transform the current charcoal industry by replacing the source of charcoal from forests to fields and training farmers to convert their agricultural waste to char powder, which is then used as a cleaner, hotter burning and cheaper “green charcoal.”  The Clenergen Foundation believes that the ARTI technology can result in self- sustainable farming as it maximizes the use of waste materials for energy production.

Stingless Bee Honey Project (South America)

The Caboclos, who are the forest dwellers in the Amazon region of Brazil, are faced with dire economic hardship and have either abandoned their native rainforest for urban slums or have depleted the rainforest resources due to lack of sustainable techniques.  The Clenergen Foundation believes that it is vital for the international community to find ways for these forest dwellers to create an income stream by harvesting the resources of the rainforest in a sustainable manner.  Honey is a traditional product that has been traditional harvested in the Amazon. Beekeeping doesn’t require expensive materials and is simple to maintain.  It is believed that honey production utilizes the rainforest as its primary resource without destructive ecological impact. The Clenergen Foundation believes that the production of stingless bee honey not only preserves the rainforest and can be a greater source of income and self support for the Caboclos, but also can increase growth due to the increase in pollination.

Biomass Feedstock

A unique feature of our business model is the application of our licensed Tree Adaption Process (“TAP”) technology for increasing the yield of energy crops. This is achieved through a selective breeding process where plant stock is genetically pre-screened for specific polyploidy chromosomes.  Once identified, the selected trees are entered into an active breeding program.  This process enables the creation of “adaptive polyploids” or plants with duplicate sets of chromosomes, where the gene clusters are bred specifically to adapt to certain environmental or physical conditions (genomic architecture through breeding).  Quite simply, the tree (itself a solar energy system through the process of photosynthesis) grows leaves (solar panels) which are 50% larger than a standard variety of the same tree species, thereby enabling the tree to more efficiently collect solar energy and carbon dioxide and, accordingly, grow more rapidly.  This optimization results in a 30 to 40% increase in the growth rate of the tree as compared to same species trees that have not undergone TAP application.  Further, no genetic engineering is utilized in application of TAP, as the polyploidy process is a naturally occurring evolutionary event.  Re-applying this technology annually to selected mother stock from the hybrid planting material (continuing the breeding process through selection), we believe will result in a continuous scientific cycle of increased growth rates, although at a lesser extent annually as the process matures.

Under the terms of a License and Research and Development Agreement with Star Biotechnology Limited and Arbour Technologies Limited, we have been granted an exclusive license for use in India and Sri Lanka for the process and know-how for the modification of Paulownia, a type of tree, with strains supplied by Arbour Technologies for use in cultivating feedstock for power generation at our operations in such countries.  We have paid Star Biotechnology a onetime license fee of $500,000.  The research and development agreement required us to pay Arbour Technologies a onetime research and development fee of approximately $80,000, which has been paid in full.

Arbour Technologies is a leading organization in the field of polyploidisation and its work has been verified by the Queensland and Brisbane Universities quantifying the increased growth of its Paulownia as a result of applying the polyploidy process. The process results in a new species of tree being created, which we have named “Marjestica.”  It is our intent to protect our IP and plant breeding rights for this new species of tree through filings with appropriate government agencies.

We expect the first shipment during the first calendar quarter of 2011, which will be planted at our field demonstration site located in Nelkattumseval, and Tamilnadu, India. Arbour Technologies will be supplying us with 18,000 polyploidy cloned saplings and 6,000 parent saplings, for the purpose of conducting a comparative analysis of the increased growth rate resulting from polyploidisation.

Technology

We offer strategic clean energy generation alternatives to address the world wide need for renewable and sustainable supplies of electricity. We have assembled an experienced managerial, engineering and technical team capable of operating combustion steam, gasification and anaerobic digestive biomass power plants.

Wood chip conversion technologies, such as pelletisation, allows for the wood pellets to be co-fired in coal power plants, while our Rapid Thermal Processing Technology (“RTP”) produces Pyrolysis oil for use a heating and heavy mechanical equipment fuel.

Combustion steam biomass power plants generate, on average, one MW/h of electricity from one ton of wood chips. Based on our experience in India, we estimate that the average capital cost (“capex”) for the construction of a combustion steam biomass power plant in the countries we intend to install such plants is $1.2 million per MW/h.  We anticipate that the construction of our combustion steam plants will be outsourced under engineering, procurement and construction (EPC) contracts within the country where the power plant is being installed.  We further anticipate that it will take on average twelve to twenty months to install a combustion steam power plant, which can be custom designed for the desired energy requirement of the end-user.  We plan on constructing plants in modules with either 6 MW/h, 7 MW/h or 10 MW/h generating capacities, which adhere to the specifications of currently marketed combustion steam turbine engines.

Gasification biomass power plants have a far smaller footprint than combustion steam biomass plants and their modular design allows for scalability without requiring major engineering modifications.  Small scale gasification power plants (0.5 MW/h to 2.0 MW/h) can generate up 1.2 MW/h of electricity from each one ton of wood chips.   The gasification process does not involve the burning of the wood (thereby maintaining a carbon neutral footprint). The average capex cost for small scale gasification biomass power plants are $1.4 million per MW/h.

We entered into a non-binding agreement with Ankur Technologies located in Baroda, India in April 2010.  Ankur Technologies specializes in small scale gasification biomass power plants, which can be configured to use gas engines manufactured either by Waukesha (USA), GE Jenbacher (Austria) or Chensong (China). We have selected a 2 MW/h configuration as the most efficient and cost effective for the projects we are or are planning on implementing in India, Philippines, Ghana and Guyana. This agreement contemplates our being granted exclusive rights for the installation of Ankur’s gasification plants in Guyana, Ghana, Zambia, Ethiopia and Libya. For installations in other regions (excluding India), the agreement contemplates our being granted a preferred client status which provides for preferential delivery schedules and pricing.

Anaerobic digestion biomass technology utilizes chicken litter and saga waste as a biomass feedstock which, once decomposed, releases methane gas which is then used as the fuel for the gas engines producing the resulting renewable electricity. The bi-product from this process is high grade compost that can be processed into organic fertilizer, which can be used to support the cultivation of energy crop plantations. On average, 25 tons of compost is created each day by a plant generating 1MW/h of electricity. We believe that, by processing the compost generated from this technology to organic fertilizer, we will be able to lower our costs of production of our biomass feedstock.

Pelletisation equipment, we believe, adds on average $25 per ton to the cost of cultivating wood chips and power requirements, along with drying equipment required to reduce the moisture content below 10%. The average capex cost for pelleting equipment with a feed in of between seven to nine tons per hour is $800,000. We believe considerable costs savings can be achieved through purchases based on economies of scale.  The resulting wood pellets from our Marjestica, bamboo and Melia dubia crops are anticipated to have a BTU value of 11,000 which is almost equivalent to that of coal. Only minor changes are required to the boiler and feed-in systems in order to use wood pellets to co-fire coal power plants. The specification of our wood pellets has been approved by Europe’s largest coal fired power plant.  We believe the demand for pellets in industrialized nations far out strips the supply base due to mandatory 10% blending requirements being enforced by many western governments over the next five years.

Rapid Thermal Processing (RTP) Technology converts wood chips to ASTM standard Pyrolysis oil. The Pyrolysis oil, a light, clean-burning liquid, can be used to generate renewable heat and power generation.  The Pyrolysis plant design is projected to process 400 bone-dry metric tons of wood chips per day to produce over 20 million gallons of Pyrolysis oil annually. The projected capex cost for a 400 ton per day RTP plant is $50 million.

We entered into a technical agreement with Envergent Technologies, a joint venture between a subsidiary of Honeywell International Inc. and Ensyn Corporation, in April 2010 to produce ASTM (American Society for Testing and Materials) grade Pyrolysis oil. The agreement also contemplates our entering into a technology partnership with Envergent for the possible upgrade of Pyrolysis oil to hydrocarbon fuels (used as an additive to jet fuel, gasoline and diesel) using biomass wood chips produced from the cultivation of our Marjestica, bamboo and Melia dubia. The technical agreement envisages testing of Marjestica, bamboo and Melia dubia as sources of feedstock for converting wood chips to Pyrolysis oil.

Market Analysis

In India, the size of the energy gap is shown by the fact that, while India has a population of 1.1 billion to China’s 1.3 billion, India has a generating capacity of 159GW to China’s 860GW. This energy gap is expected to widen over at least the near term. Over the period of 2005 to 2030, India’s population is expected to grow by 1.2% per annum to 1.47 billion. Over the same period, in real terms, Indian GDP is forecast to grow at a 7.5% per annum over the next two decades, to $4,000 billion.  GDP growth has exacerbated the shortage of energy and capacity will have to increase if the government is going reach its goal of ensuring that the per capita availability of electricity is increased to over 1,000 units by 2012.

India has the fifth largest power generation capacity in the world with an installed capacity of 159 GW, which is about 4% of global power generation. The top four power generating countries (the US, Japan, China and Russia) together consume about 49% of the total power generated, globally.  The average per capita consumption of electricity in India during 2008 - 2009 was estimated to be 704 kilowatts (“KW”) per calendar year.  However, this is fairly low when compared to that of some of the developed and emerging nations such as the United States (approximately 15,000 KW per year) and China (approximately 1,800 KW per year). The world wide per capita electricity consumption average was estimated to be 2,300 KW in 2008.

The current installed transmission capacity in India is only 13% of the total installed generation capacity. With focus on increasing generation capacity over the next eight to ten years, the corresponding investments in the transmission sector is also expected to augment. The Ministry of Power plans to establish an integrated national power grid in the country by 2012 with close to 200,000 MW generation capacities and 37,700 MW of inter-regional power transfer capacity. Considering that the current inter-regional power transfer capacity of 20,750 MW, this is indeed an ambitious objective for the country.

The Indian government has set ambitious goals for power sector.  In order to provide availability of over 1,000 units of per capita electricity by year 2012, it has been estimated that need-based capacity addition of more than 100,000 MW would be required. This has resulted in massive addition plans being proposed in the sub-sectors of generation, transmission and distribution.
According to estimates, approximately $160 billion is likely to be invested in the Indian power sector over a five year period ending in 2014. Of this, $106 billion is expected to be invested in the power generation space, with over $50 billion being made by the private sector.

The Philippines’ primary energy demand is projected to more than double from 44 million tones of oil equivalent (“Mtoe”) in 2002 to 111 Mtoe in 2030, growing annually at 3.4%; buoyed mainly by high growth in the demand for petroleum products in the transport sector. A robust economic growth stimulated by increasing population and demographic changes will further expand the economy’s energy demand.  The economy will remain a net energy importer despite efforts to expand the energy resource supply base with renewable energy technologies and alternative fuels. It is estimated that between $68-87 billion in new investment will be required to finance the economy’s projected expansion of energy infrastructure; $61 billion or 69% of which will be allocated to the electricity sector.

Over the last two decades, the Philippines’ total primary energy consumption increased annually at a rate of 3.5%. Between 2002 and 2004, oil accounted the largest share at 38%, mainly from the transport sector, increasing at 7.2% annually over the same period. Industrial energy consumption has also increased due to continue expansion of industrial activities.  Between 2002 and 2004, aggregate consumption of oil, coal and electricity increased by as much as 1.0% per year. Heightened economic activities as a result of improved income, living standards, and increased personal consumption and spending have subsequently contributed to the high energy consumption growth in the commercial sector.

Despite increases in indigenous energy production and improvement in self-sufficiency, rising demand for oil and coal have continued to increase the economy’s import dependence thus prompting government to pursue further improvement in policy measures and programs. Aside from the regular programs included in the Philippine Energy Plan, the government has initiated legislative measures that would guarantee reduction of import dependence through aggressive promotion for exploration and development of indigenous energy resources, enhanced utilization of natural gas, continued reforms in the electricity sector, energy efficiency improvements, promotion of alternative fuels in the transport sector and fiscal reforms. These measures are aimed at ensuring adequate, reliable and affordable supply of energy to the economy, with the highest regard on environment and sustainable development. With the government programs and institutional changes in place, the government hopes to achieve a greater degree of energy self sufficiency over the outlook period.

Ghana is one of the largest generators of electricity in West Africa and primarily relies on the supply of hydropower from the Akosombo Dam on the Volta River.  Ghana supplies neighboring countries, such as Benin and Togo, with the majority of their electricity. The effects of climate change on the Volta dam and the reduction in generating capacity by the Volta River Authority has caused the price of electricity to rise while supplies have been drastically reduced.

Energy is the key to Ghana’s continued and future prosperity and, we believe, that it is critical for Ghana to build facilities to provide power to those lacking it, especially in the rural areas, and to provide sustainable vital services, such as power, to increase commerce, business productivity and enhance the lives of families by giving them affordable energy for educational schooling, cooking, heating and lighting.

The present access to electricity to households is in the region of 50%. Since the mid 1990’s, Ghana has been focused on transforming its low income development status into an upper middle income one by 2020.  We believe that good supplies of electricity are a key to real growth and development in Ghana and the access to a sustainable source of energy has a direct link to economic growth and the standard of living. In recent times, however, the country’s electricity producing companies have been plagued by certain operational, financial, and logistical difficulties. This situation has led to a significant reduction in Ghana’s electricity generation capacity. So, Ghanaians have had to endure irregular power supply for some time now. Power outages in the country have become too rampant. The situation is affecting businesses, especially small scale business ventures who cannot afford to purchase generators.  We believe that the situation in Ghana gives the Company a viable market for its services and technology.

Major Customers

In India, we anticipate that our biomass power plants will supply electricity directly to PTC, where we estimate that we will receive an average weighted price of approximately $0.14 per KW/h, as well as to private manufacturing and mining entities.  In order to sell directly to PTC, we will have to pay open access and wheeling charges to the local government where the power is being generated.  PTC sells the electricity under both short and long term contracts to its customer base located throughout India.  Currently, PTC retains a 60% market share for the sale of electricity under short term power contracts.

We estimate that, by the end of the 2011 calendar year, we will be able to channel to PTC the majority of Indian sales of electricity we generate.  In the interim, we have entered into short term PPAs for electricity generated from our 18MW/h combustion steam power and 1.5 MW/h anaerobic digestion biomass power plants with customers that include, but are not limited to, Sastha Paper Mills, KLRF Ltd. Roots Casting Limited, Suzar, Bunge, Indoshell, Unique Shell, Tata Coffee, SVMA, Ramprasad Tubes, Hitech Die Cast, Gopal Naiker, Jumbo Baf, Stanpacks, Sri Hari Venkateswara, Nachiar paper, KG Denim, Gajenra paper, Aegan Industries, Aranthangi Chemicals, Everwin Textiles, PMP Textiles, Annamalaiyar, SVA Syntex, Sakthi Cords, Genau Extrusions Mohan Breweries, Aditya Tubes.  The PPAs typically provide for both peak and off peak supplies where the price per KW/h ranges from $0.10 cents (off peak) to $0.22 cents (peak).

In Ghana, the potential major customers for the supply of electricity are the large, multinational mining companies operating in the country. The government of Ghana is also a potential major customer, as the lack of rainfall over the years has drastically reduced their hydro electricity generating capacity from the Volta Dam power plant.

In the Philippines, many of the islands rely on the importation of diesel fuel for power generation, which, we believe, is both expensive and often in short supply.  National Power Corporation (“NPC”) has been the prime customer for purchasing power from independent power producers (“IPPs”); however, under deregulation currently taking place in the Philippines, NPC is now faced with stiff competition from Meralco which owns a high percentage of the transmission lines to Manila and other major cities in the Philippines.  Our potential major customers for electricity are the mining companies operating in the Philippines who rely upon an uninterrupted supply of electricity at the site of their mining operations.

In Europe, various governments are now requiring coal power plants to reduce their carbon emissions by 10% over the next three years, with a target of a 20% reduction by 2020. As a result, there is an increased demand for wood pellets that can be co-fired with coal and do not require significant modifications to the power plants.  As noted previously, use of wood pellets in power generation, creates a significantly lower carbon footprint than coal.  Currently, the market price for supplying wood pellets to European coal power plants is in excess of $160 per ton, which we believe may increase due to a shortage of supply.

Competition

The alternative energy industry is widespread and highly competitive.  Numerous entities throughout the world are currently and will in the future compete with us in producing and distributing energy from renewable resources, including ethanol, biodiesel and biomass.  We face, and expect to continue to face, competition from entities to the extent that they develop products similar or identical to ours.  We also face, and expect to continue to face, competition from entities that provide alternative energy solutions from renewable resources other than biomass, such as solar, hydroelectric and wind energy producers.

Many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do.  We may have difficulty competing with larger, more established producing companies.  These companies may have much greater financial, technical, research, marketing, sales, distribution, service and other resources than we do.  Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

The backward integration of supply feedstock from our own designated plantations, where we will be planting short rotation high yielding energy crops using certain species of tree and utilizing proprietary technology, is not the standard method of supply to power generation plants.  We believe this business model will provide us a competitive advantage over other biomass power producing companies as we should be better able to control and minimize the cost of feedstock used in our power generating plants generate electricity.

The technologies for producing electricity from biomass and for commercializing those technologies are evolving. Technological developments may result in our products and/or processes becoming obsolete before we commence production. If we are unable to commence production and processing of our products before our competitors, we may be adversely affected. Moreover, any products and technologies that we may develop, acquire and/or license may be made obsolete by less expensive products or technologies that may be developed, acquired and/or licensed by our competitors in the future. We have specifically adopted a strategy of being technology diverse, as we intend to utilize combustion steam, anaerobic digestion, gasification, RTP and pelletisation technologies for producing electricity and revenue from the sale of wood biomass products. We believe the costs of installing gasification power plants will decrease over the next five years as more companies migrate to this technology as an alternative to combustion steam, since it is up to 40% more efficient and has a carbon neutral footprint.

We are currently undertaking laboratory tests with suppliers of technology where the biomass is converted into a liquid format (either through the use of catalysts or combustion) and then distilled to produce Pyrolysis oil.  Currently, Pyrolysis oil is used as heating oil or as a fuel for heavy equipment.  We believe that this technology will continue to evolve to a standard where the oil generated from the biomass will be suitable for distribution as a renewable diesel, jet fuel and gasoline.  Pyrolysis oil requires no modifications to existing fossil fuel refining operations in order to be blended with fossil fuels.

Compliance with Government Regulation

The laws of India require that we enter into an agreement with the electricity board of each state in which we operate a power plant in order to gain “open access” to the electric grid within such state.  The fee for open access varies, but generally falls between a rate of 2.5% and 6.25% of the electricity transferred to the grid.  There is no open access fee for electricity transferred directly to an end user.

Subsidiaries

As of January 31, 2011, our subsidiaries consisted of the following:

Subsidiary Name	Jurisdiction of Formation	Percentage Ownership
Clenergen Corporation Limited (UK)	United Kingdom	100.00%
Clenergen Corporation Administrative Services Limited	United Kingdom	100.00
Clenergen India Private Limited	India	99.99
Clenergen Philippines Corporation	Philippines	40.00
Clenergen Ghana Corporation	Ghana	77.00

Employees

As of January 31, 2011, we have 24 paid employees, consisting of four in administrative functions, four serving in accounting and finance functions and sixteen persons in various other capacities.  The number of persons identified in the preceding sentence includes our chairman, executive vice president, chief executive officer and president and acting chief accounting officer, all of whom we are compensating under individual consulting agreements.  We also are currently relying on numerous other consultants, who are or have been compensated through fees and issuances of shares of our common stock.  We anticipate that the number of employees will increase significantly over the next twelve month period as power plants are acquired and we commence cultivation on our feedstock plantations.  None of our employees are members of any labor union and we consider our labor relationships to be good.

We engage contractors from time to time to consult with us on specific affairs or to perform specific tasks.

Intellectual Property

The licensing of TAP will provide us with the opportunity to file for proprietary IP and plant breeding rights to a species of tree (Paulownia), which upon completion of filing will be named Majestica.  The TAP technology results in a new DNA strain being generated, creating a new species of tree.  We intend to file for IP rights upon completion of the application and trials currently taking place in India.  We will file for IP rights in each and every country where our biomass feedstock is cultivated.

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

The name “Clenergen” and logo have been trademarked and filed under the trademark laws of the United Kingdom. Applications for other countries are underway.

Item 1A.	Risk Factors.

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

We have incurred net losses since formation.  We have incurred net losses for each of our fiscal years since formation and had a stockholders’ deficit of $39,817,733, as of October 31, 2010.  We commenced generating revenues during October 2010.  For our fiscal year ended October 31, 2010 (our “2010 Fiscal Year”), we had revenues of $216,998 and a net loss of $34,853,915. For the period from October 27, 2005 (date of inception) to October 31, 2010 our net loss is $39,817,733.  As the commercialization of power from biomass is a new business, we may experience problems, difficulties, complications and delays typical for companies such as ours.

While we believe that our 1.5 MWe anaerobic digestive biomass power plant in Namakkal, India, Tamilnadu and our18MW plant in Kancheepuram, India will generate revenues and be self-sustaining, no assurance can be given that we will recognize any profits from our operations or company-wide net income any time in the future.

We continue to seek additional investment into our Company and, without further investment, our ability to continue as a going concern is in substantial doubt.

The ability of our company to continue as a going concern is dependent on achieving profitable operations, commercializing our biomass production technology and obtaining the necessary financing in order to increase the cultivation of biomass within the regions identified and construction of power plants to generate revenue from the generation and sale of electricity.  While we are now revenue producing, the outcome of these matters cannot be predicted at this time.  Our future operations are dependent on the market’s acceptance of our products in order to ultimately generate future profitable operations, and our ability to secure sufficient financing to fund future operations.  There can be no assurance that our products will be able to secure market acceptance.  Management plans to raise additional equity financing to enable our company to complete our development plans.  However, there can be no assurance that we will be successful in raising additional financing.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have a limited operating history, which makes it difficult to evaluate our financial position and our business plan.

The company has only recently commenced commercial operations in India, and is at an early stage of business development in Guyana, Ghana and the Philippines.  Accordingly, there is a limited operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern.  We may not be able to generate additional revenues or sufficient revenues to become profitable.

We will need to obtain a significant amount of additional debt and/or equity capital to continue building and commercialization of the power plants and biomass plantations described in this Annual Report on Form 10-K and for general working capital purposes, which we may not be able to obtain on advantageous terms or at all.

We will require additional capital to fund our business and development plan, including the development and/or construction of our biomass/gasification plants and expansion of our designated biomass plantations in the regions of operation.  In addition, once these plants have been constructed, we will have to fund the start-up operations of these plants until, if ever, the plants generate sufficient cash flow from their operations.  We may also encounter unforeseen costs that could also require us to seek additional capital.  As a result, we expect to seek to raise additional debt and/or equity funding.  The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and we may not be able to obtain the funding necessary to implement our growth strategy on acceptable terms or at all.  An inability to obtain such funding would prevent us from constructing any biomass/gasification plants.  Furthermore, our construction strategy may not produce revenues even if successfully funded.  We have not yet identified the sources for the additional financing we require, although we have built relationships with a number of Indian banks for our Indian operations and have, in the past, been able to raise capital through the sale of stock in our company.  We might not succeed in raising additional equity capital or in negotiating and obtaining additional financing.  Our ability to obtain additional capital also will depend on market conditions, national and global economies and other factors beyond our control.  We might not be able to obtain required working capital, the need for which is substantial given our business and development plan.  The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders.

We have limited financial and management resources to pursue our growth strategy.

Our growth strategy may place a significant strain on our management, as well as operational and financial resources.  For our 2010 Fiscal Year we had negative cash flow from operations.  We hope to move towards being cash flow positive in the fiscal year ending October 31, 2011 (our “2011 Fiscal Year”), although no guarantee of this movement towards positive cash flow can be made.  We will have to obtain additional capital either through debt or equity financing to continue our research and development strategies and the commercialization of our technologies.  There can be no assurance, however, that we will be able to obtain such financing on terms advantageous to our company, if at all.

If we raise additional funds through the issuance of equity or convertible securities, these new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  Additionally, the percentage of ownership of our company held by existing shareholders will be reduced if we issue additional shares of our common stock.

We may never acquire the 18MW/h power plant we are operating in Kancheepuram, India and may lose our capital investment in rehabilitating the plant.

In June 2010, we entered into an agreement to acquire, from Nandha Energy Limited (“Nandha Energy”), a 18MW/h power plant located in Kancheepuram, Tamilnadu, India.  The purchase price for the plant is approximately $15,000, payable in cash, plus the assumption of $14 million in debt of Nandha Energy associated with the plant.  The loan arrangement prohibits Nandha from selling the plant without the consent of the lender.  We have been advised that, due to banking regulations in India, the lender is withholding its consent to the sale and our assumption of the debt unless we deposit with the lender $3 million, which is referred to in India as “margin cash”, but can be viewed as a security deposit for the repayment of the loan.  We have approached alternative lenders, but all have required a similar amount in margin cash in order for the lender to comply with Indian banking laws.  As part of our arrangements with Nandha Energy, whereby we are (since October 2010) operating the plant, receiving all revenues generated by such operations and being held responsible for all costs of operating the plant, we are responsible for servicing the loan, including timely tendering scheduled payments of principal and interest of $300,000 per month.  The plant’s current operations are not sufficient to cover all of the costs of operating the plant and servicing the loan, although we believe that, following further modifications and other efforts to improve efficiencies at the plant, the plant will eventually generate sufficient revenues to cover such operating and debt servicing costs on a monthly basis.  Further, we do not currently have available the $3 million to deposit with the lender.  If we are unable to obtain the $3 million margin cash, we will not be able to acquire the plant.  In addition, should we be unable to service the loan in a timely fashion, the loan could be declared in default and the lender would be in a position to foreclose on the property.  In such an event, we would no longer be able to operate the plant and the amount we have incurred to date in rehabilitating, maintaining and operating the plant would be lost.  We estimate that the amount we incurred in rehabilitating, maintaining and operating the plant, net of revenues received by us by selling the electricity generated by the plant, is in excess of $0.5 million.

We will be dependent on third parties for expertise in the design and construction of our biomass power plants and any loss or impairment of these relationships could cause delay and added expense.

The number of engineering and construction firms with the necessary expertise to design and build large scale biomass gasification plants (over 2 MW/h) and their available capacity is limited.  For gasification power plants under 2 MWe in capacity there are two major suppliers based in India who retain the capacity to manufacture such units upon demand.  There exists a competitive market place for the design and build out of combustion steam power plants, thereby eliminating the risk of not having available the capacity to construct large scale gasification power plants.  We will be dependent on our relationships with third parties for engineering and construction expertise.  Any loss of, or damage to, these relationships, particularly during the construction and start-up period for the plant(s), may significantly delay the commissioning of the power plants.  The time and expense of locating new consultants and contractors could result in unforeseen expenses and delays.  Unforeseen expenses and delays may reduce our ability to generate revenue and significantly damage our competitive position in the industry.  We have secured local supplies of wood chips to offset any shortfall in supply of wood chips from our designated feedstock plantations, thereby reducing the risk of not having feedstock to produce electricity.  The failure to have available at all times sufficient biomass feedstock could have a significant adverse impact on our results from operations.

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

Our success depends in large part on our ability to attract, train, motivate and retain qualified management and skilled employees, particularly managerial, technical, agronomists, technicians, and other critical personnel.  Any failure to attract and retain the highly-trained managerial and technical personnel may have a negative impact on our operations, which would have a negative impact on our future revenues.  While a number of new hires were made in our 2010 Fiscal Year, going forward, there can be no assurance that we will be able to attract and retain skilled persons and the loss of skilled technical personnel could adversely affect our company.

We are dependent upon our executive officers for management and direction, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our executive officers for execution of our business plan.  The loss of any of our executives could have a material adverse effect upon our results of operations and financial position.  We do not maintain “key person” life insurance for any of our executive officers. The loss of any of our executives could delay or prevent the achievement of our business objectives.

Construction delays or defects could result in delays in our proposed future production and sale of energy from biomass and negatively affect our operations and financial performance.

Construction projects often involve delays for a number of reasons including delays in obtaining permits, delays due to weather conditions and delays caused by other events.  Also, any changes in political administrations at each level that result in policy changes towards energy produced from biomass also could cause construction and/or operation delays.  If it takes us longer to construct our proposed plants, our ability to generate revenues could be impaired.  In addition, there can be no assurance that defects in materials and/or workmanship will not occur.  Such defects could delay the commencement of operations of the plant or cause us to halt or discontinue the plant’s operation or reduce the intended production capacity.  Halting or discontinuing plant operations could delay our ability to generate revenues.

Besides using biomass supplied directly from our plantations to fuel our power plants, we may generate alternative revenue through the sale of biomass feedstock to third party power plants and/or sell our cultivated two species of tree and grass as timber for either the construction or paper and pulp industries.  Any inability in transporting feedstock to such customers or financial problems at any of these customers could adversely impact our results from operations and/or financial position.

Our proposed plant sites, including our future plants, may have unknown environmental problems that could be expensive and time consuming to correct which may delay or halt plant construction and delay our ability to generate revenue.

Liability costs associated with environmental cleanups of contaminated sites historically have been very high as have been the level of fines imposed by regulatory authorities upon parties deemed to be responsible for environmental contamination.  If contamination should take place for which we are deemed to be liable, potentially liable or a responsible party, the resulting costs could have a material adverse effect on our financial position and results of operations.  While we believe that this risk is mitigated by our program of supplying organic fertilizer and pesticides to each location where we are cultivating trees and/or bush for the purpose of biomass and is further reduced through the use of gasification technology which does not emit any harmful gases and is considered carbon neutral, the possibility of liability continues to exist.

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

Variations in the exchange rate could effect our operating results.

Our operating results will be exposed to exchange rate fluctuations due to the fact that we are operating in various countries.  Since most of our revenues and costs will be paid in the local currency of the subject operations, variations in the currency exchange rate between the country of operation and the United States could impact, positively or negatively, our reporting results.  As such, although we may generate a profit from a plant in a local currency, the currency exchange rate may change dramatically during a reporting period that  results in our having to report a loss from operations.

We made not be able to expatriate funds generated by our operations. Various countries have established laws that make it difficult, if not impossible, to transfer monies earned in such country to another country.  If such was the case in any of the countries we establish operations, we may not be able to transfer such monies to the United States or another country and thereby use such funds in other operations or in paying dividends to our stockholders.

Risks Associated with Our Common Stock

Trading on the OTC Pink Sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC QB maintained by OTC Markets Group, Inc.  Trading in stock quoted on the OTC QB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Further, a price quote may not accurately reflect the true value of a company’s stock.  Moreover, the OTC QB is not a stock exchange, and trading of securities quoted on the OTC QB is often more sporadic than the trading of securities listed on a stock exchange.  Accordingly, shareholders may have difficulty reselling any of their shares.

In addition, a significant portion of our common stock which we sold or otherwise issued in the past two years is available for resale under SEC Rule 144.  Given the historically low trading volume of our common stock, the introduction of a large number of share of our common stock into the marketplace, or just the possibility of such an introduction, could result in significant volatility to the market price of our common stock, including a possible steep decline in such market price.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 1B.	Unresolved Staff Comments.

This item is not applicable to smaller reporting companies.

Item 2.	Properties.

Our administrative offices, which are managed by our Clenergen Corporation Administrative Services Limited subsidiary, are located at Bath House, 8 Chapel Place, London, EC2A 3DQ (UK).  We lease approximately 800 square feet at a total cost of approximately $2,800 per month (inclusive of taxes, electricity and heat) pursuant to a written lease with an unaffiliated third party.  The lease renews automatically on a monthly basis.  We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available, if needed.

We also maintain an office in Chennai through our Clenergen India subsidiary.  We leased approximately 800 square feet of office space, at a total rental cost of approximately $1,500 per month (inclusive of taxes, electricity and heat) pursuant to a written lease with an unaffiliated third party which expired on January 31, 2011.  We had determined that such facilities were no longer adequate for our current needs in India.  Accordingly, effective February 1, 2011, we entered into a new three year lease for 5,000 square foot facility in Chennai.  The total rental cost for this new facility is $6,000 per month (excluding taxes).  We have the right to terminate the lease in the third year of the lease term without incurring any penalties.

We have entered into numerous non-binding and binding MoAs, MoUs, LoIs and other agreements which contemplate our leasing, operating, managing or acquiring various properties on which we would operate biomass feedstock plantations and/or biomass and other alternative energy power plants.  Such leases and acquisitions of land will require funds which we do not currently have available to us and we will be required to obtain additional financing.  No assurance can be given that such financing can be obtained, on terms advantageous to us or on any terms whatsoever.  The lack of funding on terms advantageous to us could have a substantial adverse impact on our future plans, results from operations and financial condition.

Item 3.	Legal Proceedings.

We know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation, other than an unsubstantiated demand we received from a party we had entered into a conditional agreement with.  Such condition was not satisfied and we believe such demand (for shares equal to one-third of our outstanding common stock on April 2, 2010) to be completely without merit and we intend to vigorously defend any attempt at enforcing such demand.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock was listed for quotation on the Over-the-Counter Bulletin Board operated by the Financial Industry Regulatory Authority (“FINRA”) from November 15, 2006 until September 21, 2010.  Our common stock became listed for quotation on the Over-the-Counter QB (“OTCQB”) operated by OTC Markets Group, Inc. (and known as the Pink Sheets) on September 21, 2010.  There were no reported quotations for our common stock prior to August 3, 2009.  The trading symbol for our common stock on the OTCQB is “CRGE.”  During October 2010, quotation of market prices for our common stock was commenced on a second quotation platform, the Open Market of the Frankfort Stock Exchange, under the trading symbol of 9CE. The following table sets forth the range of high and low bids for our common stock for each fiscal quarter during our two most recently completed fiscal years, based on information available from OTC Markets Group, Inc.  These price ranges are based on inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Quarter Ended	High	Low
October 31, 2010	$1.16	$0.41
July 31, 2010	1.16	0.40
April 30, 2010	1.22	0.40
January 31, 2010	1.15	0.51

October 31, 2009	$1.40	$0.71
July 31, 2009	n/a	n/a
April 30, 2009	n/a	n/a
January 31, 2009	n/a	n/a

Penny Stock Rules

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions involving penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange).

Our common stock, par value $0.001 per share, is considered penny stock under these SEC rules.  We anticipate our common stock will remain a penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment.  Rather than complying with those rules, some broker-dealers simply refuse to trade in penny stock.

The penny stock rules require a broker-dealer, prior to conducting a transaction involving a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which contains:
•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	a toll-free telephone number for inquiries on disciplinary actions; and
•	such other information and is in such form (including language, type, size and format) as the SEC requires by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:
•	the bid and offer quotations for the penny stock;
•	the compensation to be received by the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that such penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks and a signed and dated copy of a written suitability statement.  These disclosure requirements could have the effect of reducing the trading activity in the secondary market for our common stock because our common stock will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling their holdings in our common stock.

Transfer Agent

Shares of our common stock are issued in registered form.  Holladay Stock Transfer Inc. (2939 N. 67th Street, Scottsdale, Arizona 85251; Telephone: (480) 481-3940; Facsimile: (480) 481-3941) is the registrar and transfer agent for our common sock.

Holders

At February 10, 2011, we had 302 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans under which any of our equity securities is authorized for issuance to employees and non-employees in exchange for goods or services as stock-based compensation.  We note that stock-based compensation, in the form of outright stock grants, has been made to a number of our executive officers, directors, employees and consultants.  Grants of stock to our executive officers and directors is disclosed elsewhere in this Annual Report on Form 10-K.

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

Between July 31, and December 31, 2010, we issued an aggregate of 6.44 million shares of our common stock to a total of eighteen consultants to our Company. We have valued such shares in the aggregate, for accounting purposes, at $3,844,400.  We believe that the issuances of such 6.44 million shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuances of the shares were conducted in a transaction not involving any public offering.

Effective September 30, 2010, we sold an aggregate of 274,109 shares of our common stock to a total of four purchasers in private transactions we conducted in Germany.  We received gross proceeds from such sales totaling approximately $137,000, and incurred selling commissions and other sale expenses totaling $55,000, resulting in net proceeds of $82,000.  We believe that the issuances of these 274,109 shares are exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Effective October 31, 2010, we sold an aggregate of 2,199,635 shares of our common stock to a total of 31 purchasers in private transactions we conducted in Germany.  We received gross proceeds from such sales totaling approximately $1,100,000, and incurred selling commissions and other sale expenses totaling $450,000, resulting in net proceeds of $650,000.  We believe that the issuances of these 2,199,635 shares are exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Effective September 6, 2010, we issued 5.4 million shares of our common stock to a consultant as consideration for this consultant entering into a consulting agreement with our company.  Such shares have been valued, for accounting purposes, at $2,268,000, the fair value of the shares on the effective date of issuance. We believe that the issuance of these 5.4 million shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Effective September 6, 2010, we issued an additional 5.4 million shares of our common stock to a second consultant, as consideration for this consultant entering into a consulting agreement with our company.  Such shares have been valued, for accounting purposes, at $2,268,000, the fair value of the shares on the effective date of issuance. We believe that the issuance of these 5.4 million shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Effective September 21, 2010, we issued 400,000 shares of our common stock to a lender in lieu of interest on a loan we received in June 2010.  The loan has an outstanding principal amount of $1,195,470, as of January 31, 2011, and was due on October 31, 2010.  We have valued such shares at $172,000 for accounting purposes.  We believe that such issuance is exempt from the registration requirements of the Securities Act pursuant to the exemption from registration available under Section 4(2) of the Securities Act due to the fact that the issuances of these shares were conducted in a transaction not involving any public offering.

Effective September 21, 2010, we issued 564,000 shares of our common stock to a second lender in exchange for the lender’s cancelation of a loan in the principal amount of $300,000 to one of our subsidiaries.  The loan was originally made in December 2009 and was originally due in May 2010.   We believe that the issuance of these 564,000 million shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Effective September 21, 2010, we issued 5.4 million shares of our common stock to a third consultant in consideration of the consultant entering into a consultancy agreement with our company.  We have valued these shares for accounting purposes at $4,644,000. We believe that such issuance is exempt from the registration requirements of the Securities Act by reason of the exemption from registration available under Section 4(2) of the Securities Act due to the fact that the issuance of these shares were conducted in transactions not involving any public offering.

Effective September 21, 2010, we issued 110,000 shares of our common stock to a third lender in exchange for the lender’s cancelation of a loan in the principal amount of $55,000 to one of our subsidiaries.  The loan was originally made in February 2010 and was due in August 2010.  We believe that the issuance of these 110,000 million shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Effective September 21, 2010, we issued 2,430,000 shares of our common stock to a fourth consultant in consideration of the consultant entering into a consultancy agreement with our company. We have valued these shares for accounting purposes at $2,089,800. We believe that such issuance is exempt from the registration requirements of the Securities Act by reason of the exemption from registration available under Section 4(2) of the Securities Act due to the fact that the issuance of these shares was conducted in transactions not involving any public offering.

Effective September 22, 2010, we issued of 2 million shares of our common stock to a fifth consultant, as consideration for this consultant entering into a consulting agreement with our company. We have valued these shares for accounting purposes at $1,380,000. We believe that the issuance of these 2 million shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Effective September 26, 2010, we issued 100,000 shares of our common stock to a sixth consultant of our company in consideration of entering into a consultancy agreement with the company.  We have valued these shares for accounting purposes at $81,000. We believe that such issuance is exempt from the registration requirements of the Securities Act by reason of the exemption from registration available under Section 4(2) of the Securities Act due to the fact that the issuance of these shares was conducted in transactions not involving any public offering.

Effective September 26, 2010, we issued an aggregate of 250,000 shares of our common stock to a law firm, in consideration of their agreeing to render services to the Company.  We will continue to pay such law firm its normal hourly fees for services actually performed.  We have valued these shares for accounting purposes at $202,500.  We believe that such issuance is exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption from registration available under Section 4(2) of the Securities Act due to the fact that the issuance of these shares was conducted in a transaction not involving any public offering.

Effective September 26, 2010, we issued an aggregate of 850,000 shares of our common stock to a seventh consultant. We have valued these shares for accounting purposes at $688,500. We believe that such issuances are exempt from the registration requirements of the Securities Act by reason of the exemption from registration available under Section 4(2) of the Securities Act due to the fact that the issuance of these shares was conducted in a transaction not involving any public offering.

Effective October 26, 2010, we issued 376,112 shares of our common stock to an eighth consultant in lieu of the sales commission fees incurred in connection with our private sales of our common stock in Germany during the period of July 31, through October 31, 2010.  The sales commission fees totaled $188,056.  We believe that such issuance is exempt from the registration requirements of the Securities Act by reason of the exemption from registration available under Section 4(2) of the Securities Act due to the fact that the issuance of these shares was conducted in transactions not involving any public offering.

Between October 31, 2010 and January 31, 2011, we sold an aggregate of 673,046 shares of our common stock to a total of nine purchasers in private transactions we conducted in Germany.  We received gross proceeds from such sales totaling approximately $430,000, and incurred selling commissions and other sale expenses totaling $172,000, resulting in net proceeds of $258,000.  We believe that the issuances of these aggregate 673,046 shares are exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Item 6.	Selected Financial Data.

This Item is not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

We were incorporated pursuant to the laws of the State of Nevada on May 2, 2005 under the name “American Bonanza Corp.”  From our incorporation to August 2009, we had been in the business of the acquisition, exploration and development of natural resource properties.  We initially held rights to one unpatented mineral claim.  We conducted an exploration program related to such claim and, as the results of such program were not promising, the then management of our company determined it was in the best interests of our stockholders to abandon the property and actively pursue another property or business on which to utilize our remaining cash assets.

On August 30, 2009, we entered into a share exchange agreement with Clenergen Corporation Limited (UK) and the shareholders of Clenergen Limited.  Pursuant to the terms of the share exchange agreement, effective November 4, 2009, we acquired all of the issued and outstanding shares of Clenergen Limited in exchange for the issuance by our company of an aggregate of 13,643,045 shares of our common stock to the former shareholders of Clenergen Limited.  Prior to entering into the share exchange agreement, on August 4, 2009, we issued 57,547,968 shares of our common stock to certain shareholders of Clenergen Limited in consideration for their entering into consulting agreements with us with respect to then-future consulting services to be performed by them.  As a result of these transactions, the former Clenergen Limited shareholders acquired a majority of the voting stock of our company.  These related transactions have been accounted for as a reverse merger, with Clenergen Limited being deemed the acquirer for accounting purposes.  Accordingly, the pre-acquisition financial statements of Clenergen Limited have become the historical financial statements our company.  Further, theses transactions are being accounted for as the issuance of common stock by Clenergen Limited for the net monetary assets of our company, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies.  Pre-acquisition stockholders’ equity of Clenergen Limited has been retroactively restated for the equivalent number of shares of our common stock received by the Clenergen Limited stockholders in the acquisition, with differences between the par value of our common stock and Clenergen Limited’s stock recorded as additional paid in capital.

In April 2009, Clenergen Limited had acquired the assets of Rootchange Limited in exchange for common stock of Clenergen Limited.  The inward investment of Rootchange Limited in the research and development of biofuel and biomass feedstock between September 2005 and July 2009 was valued at $4,840,000.

Plan of Operation

Over the next twelve months, we plan to expand our existing biomass generating capacity in India from 19.5 Megawatt (“MW/h”) to 66.8 MW/h. We intend to enter into a fifteen year lease to operate a 27.3 MW/h cogeneration power plant at Palayaseevaram Village, Tamilnadu. The power plant is located next to our 18MW/h plant in Kancheepuram, Tamilnadu, India. At the site of the 1.5 MW/h Anaerobic Digestion Biomass power plant located in Namakkal, Tamilnadu, intends to upgrade the plant by adding a 1 MW/h Jenbacher gas turbine engine thus increasing the capacity to 2.5 MW/h by the third quarter 2011. Likewise, at the same site we intend to install a 2 MW/h gasification biomass power plant, for which we will source local agricultural waste as biomass feedstock prior to the cultivation of our own energy crops.  We intend to purchase and/or lease a 15 MW/h cogeneration power plant located at Palayaseevaram Village, Tamilnadu. The power plant is located next to our 18MW/h plant in Kancheepuram, Tamilnadu, and uses bagasse as a source of biomass for generating electricity. The plant is not currently operational and will need refurbishment work to be completed before it is re-launched. Yuken India Limited has agreed to install a 4 MW/h gasification biomass power plant at their new manufacturing facilities in Whitfield, Karnataka, of which we will own and operate and sell surplus electricity generated to the State of Karnataka.

We have an agreement with National Power Corporation in the Philippines to build own and operate a 2 MW/h gasification power plant on Romblon Island which will be scaled up to 6MW/h in 2012.

We have an agreement with Ghana Manganese Company Limited to build own and operate a 2MW/h gasification power plant at their mining site in Tarkwa, Ghana which will supply electricity directly for their own consumption. In addition, we are planning two additional 2MW/h gasification power plant installations in Ghana on behalf of a mining and construction company.

Over the next twelve months, we anticipate that we will incur the following expenditures, listed as based on management’s view of current priorities (except for general and corporate expenditures and working capital, which will be incurred and paid as needed throughout the twelve-month period):

Purpose	Amount
Deposit of margin money for loan to consummate acquisition of 18 MW/h power plant in Kancheepuram, India	$3,500,000
Purchase of feedstock for 27.3MW/h co-generation power plant in Tamilnadu, India	1,080,000
Construction of 4 MW/h gasification power plant at Yuken, Karnataka, India	7,650,000
Construction of 2MW/h gasification power plant at Manganese mining operations in Nsuta-Wassaw, Ghana	4,120,000
Construction of 2MW/h gasification power plant on Romblon Island, Philippines	4,320,000
Professional fees	1,250,000
Construction of 2MW/h gasification power plant for mining company in Aschanti, Ghana	4,120,000
Construction of 2MW/h gasification power plant at construction company operations in Accra, Ghana	4,120,000
Acquisition of 1MW/h GE gas engine for Namakkal, India plant	450,000
Construction of 2MW/h gasification power plant at Namakkal, India	4,260,000
Acquisition of 15MW/h cogeneraton power plant at Palayaseevaram, Tamilnadu, India	17,400,000
General and corporate expenses and working capital	5,350,000
Total	$57,620,000

The foregoing list of expenditures and their priorities represent our best estimate based upon our present plans and certain assumptions regarding economic and industry conditions and our future revenues and expenditures.  If any of these factors change, we may find it necessary or advisable to reallocate expenditures and/or re-prioritize some or all of the projects within the above described categories or to other purposes.  Accordingly, there can be no assurance as to the specific dollar amounts or timing of expenditures.

We will need additional funds to meet our working capital requirements over next twelve months.  We anticipate that we will be required to raise additional funds through private sales of debt and equity securities of our company and certain of our subsidiaries, as well as a public offering of minority interests in our Clenergen India Private Limited, to continue operations and execute our business plan.  There is no assurance that the financing will be completed as planned or at all.  If we are not successful in raising additional funding, we may be forced to curtail or cease some of all of our operations and/or curtail or elect not to proceed with certain aspects of our business plan.

Purchase of Significant Equipment

We intend to purchase a significant amount of equipment over the next twelve months for the purpose of increasing our generating capacity in India from 19.5MW/h to 66.8/MW/h. and installation of 8MW/h gasification power plants in Philippines and Ghana.  We also will make expenditures in connection with purchases of n farm equipment and other machinery for approximately 2,800 acre plantation to supply feedstock for our planned gasification  power plants that we intend to build and commence operating in 2011.  We anticipate raising the funds necessary for such farm equipment and other machinery through sales of our equity and debt securities.  However, no assurance can be given that we will be able to sell such securities on terms favorable to us, if at all.

Personnel Plan

We expect to significantly increase the number of our employees during our fiscal year ending October 31, 2011 (our “Fiscal Year 2011”), as we commence operating our acquired power plants and cultivating our feedstock plantations.  We have in the past, and anticipate continuing in the future to, outsourced contract employment as needed.

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

Results of Operations for the years ended October 31, 2010 and 2009 and the period from October 27, 2005 (Inception) to October 31, 2010

The following summary of our results of operations should be read in conjunction with its audited financial statements for the years ended October 31, 2010 (our “Fiscal Year 2010”) and 2009 (our “Fiscal Year 2009”) and the period from October 27, 2005 (Inception) to October 31, 2010 contained elsewhere in this Annual Report on Form 10-K.

	Year Ended October 31,		Period from October 27, 2005 (Inception) to
	2010	2009	October 31, 2010
Revenue	$216,998	$0	$216,998
Operating loss	34,223,631	1,072,695	39,187,449
Net loss	34,853,915	1,072,695	39,817,733

Revenues

We commenced generating revenues in October 2010 from the 1.5MW/h anaerobic digestion power plant in Namakkal, India we are operating under an arrangement whereby we retain all revenues generated by the plant and are responsible for all of the maintenance and other costs of the plant.  We have entered into an agreement to acquire this plant and are seeking sufficient funds for the purchase price.  We expect the revenues from this plant to increase once the repairs have been completed on the gas engines. We also commenced generating revenues from the 18MW/h biomass power plant in Kancheepuram, India in November 2010 and expect to operate at 80% PLF during our fiscal year ending October 31, 2011 (our “Fiscal Year 2011”).  We are also operating this plant under an arrangement whereby we retain all revenues generated by the plant and are responsible for all of the maintenance and other costs of the plant.  We have entered into an agreement to acquire this plant and are seeking sufficient funds for the purchase price.  We do not project earning revenue from our operating subsidiaries located in Ghana and Philippines in our Fiscal Year 2011.

Operating Expenses

Operating expenses for our Fiscal Year 2010 and Fiscal Year 2009 and the period from October 27, 2005 (Inception) to October 31, 2010 are outlined in the table below:

	Year Ended October 31,		Period from October 27, 2005 (Inception) to
	2010	2009	October 31, 2010
Research and development	$85,802	$0	$2,360,845
General and administrative	34,022,250	1,072,695	36,711,295

The increase in operating expenses for our Fiscal Year 2010, as compared to operating expenses incurred during our Fiscal Year 2009, primarily was due to the preparations for and commencement of our operations in India. We hired additional staff and management to operate the 1.5MW/h anaerobic digestion power plant in Namakkal, India in order to operate and maintain the facility.  We incurred costs in repairing the power plant and, initially, were not able to operate and generate electricity for more than four hours a day due to mechanical problems associated with the gas engines.  The plant was not operational during August and September 2010. We hired additional staff and management to operate the 18MW/h biomass power plant in Kancheepuram, India. We incurred costs in repairing the power plant and had to close the plant down for the month of October 2010.  In April 2010, we retained four consultants in Ghana to develop projects with the mining companies and the government. In November 2009, we retained three consultants in the Philippines to conduct feasibility studies for supplying off-grid electricity on certain islands to a number of mining companies. Additional office staff also were retained in the Philippines in April 2010. Significant legal costs and professional fees was incurred during the fiscal year as a result of the SEC reporting requirements and public filings. We incurred significant marketing costs and commission fees in connection with our sales of securities in Germany.

Liquidity and Financial Condition

Cash Flows

	Year Ended October 31,		Increase/
	2010	2009	Decrease
Net Cash Used in Operating Activities	$(3,732,388)	$(899,125)	$2,833,263
Net Cash Provided by Financing Activities	6,102,246	941,550	(5,160,696)
Net Cash Used in Investing Activities	(1,806,672)	(14,041)	1,792,631
Effect of Exchange Rate on Cash	(172,156)	(26,924)	145,232
Net Increase in Cash	$391,030	$1,459	$(389,570)

Net cash used in operating activities increased by $2,833,263 as a result of additional expenses related to operations, research and development, consulting, travel, and legal and professional fees.

The increase in net cash used in investing activities reflects a move from being a pure development stage company towards becoming an operating company.

The increase in financing activities reflects the increase with loans and sales of our securities to support our growth and for working capital purposes.

The effect of the exchange rate adjustment is an increase of $172,156 from October 31, 2009 to October 31, 2010.  This increase reflects the differences in the exchange rates from period to period and the adjustments related to the Company’s functional currency(s) versus its reporting currency.

As of October 31, 2010, our total assets were $2,410,924 and our total liabilities were $5,287,153 and we had a stockholders’ deficit of $2,876,229.  Our stockholders’ deficit as of October 31, 2009 was $488,358.  Our financial statements report a net loss of $34,853,915 for the year ended October 31, 2010, a net loss of $1,072,695 for the year ended October 31, 2009 and a net loss of $39,817,733 for the period from October 27, 2005 (date of inception) to October 31, 2010.

We have suffered recurring losses from operations.  The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  In this regard we have raised additional capital through equity offerings and loan transactions.

Share Issuances

During our Fiscal Year 2010, we issued a total of 40,032,500 shares to employees and consultants resulting in a share-based compensation charge totaling approximately $23.79 million.

During our Fiscal Year 2009, we issued a total of 6,082,500 shares to employees and consultants resulting in a share-based compensation charge totaling approximately $5.38 million.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements of our company include the historical accounts of Clenergen Limited and its wholly-owned subsidiaries, Clenergen India Private Limited (“Clenergen India”) and Clenergen Corporation Administrative Services Limited (“Clenergen Administrative”).  All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency Translation

Our assets and liabilities have been translated using the exchange rate at the balance sheet date.  The weighted average exchange rate for the period has been used to translate expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (comprehensive income (loss)).

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

Item. 7A.	Quantitive and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included as part of this Annual Report on Form 10-K.

Item	Page*
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at October 31, 2010 and 2009	F-2
Consolidated Statements of Operations for the Years Ended October 31, 2010 and 2009
and from October 27, 2005 (inception) to October 31, 2010	F-3
Consolidated Statement of Changes in Stockholders’ Deficiency for the Years Ended
October 31, 2010 and 2009 and from October 27, 2005 (inception) to October 31, 2010	F-4
Consolidated Statements of Cash Flows for the Years Ended October 31, 2010 and 2009
and from October 27, 2005 (inception) to October 31, 2010	F-5
Notes to Consolidated Financial Statements	F-6

*	Page F-1 follows page 64 to this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Financial Disclosure.

On November 18, 2009, we engaged Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) as our principal independent accountants with the approval of our board of directors.  Holtz Rubenstein has audited our financial statements at and for our fiscal years ended October 31, 2010 and 2009.  The independent registered public accounting firm that previously audited our financial statements was Chang G. Park, CPA.  Our change of auditors and retention of Holtz Rubenstein was the subject of a Current Report on Form 8-K (Date of Event: November 5, 2009) that we filed with the SEC on November 23, 2009.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has conducted an evaluation, with the participation of our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures were not sufficiently effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

We believe that, during Fiscal Year 2010, our disclosure controls and procedures were significantly strengthened from those in place at the beginning of the fiscal year. Our board of directors now includes three persons with accounting experience, Mike Starkie, Sanil Kumar and Tim Bowen, and we retained two other accountants with significant industry experience as part of our board’s effort to strengthen our financial and accounting team, which should result in improved disclosure controls and procedures.

In October 2010, we commenced business operations and began generating revenues.  Monthly management reporting initiatives are now being put in place to allow our executives to more closely monitor the operational activities of our company.

While our disclosure controls and procedures have improved, we believe there is room for further improvement subject to funding becoming available to recruit additional staff. Management is currently evaluating the situation with a view to making further improvements during our Fiscal Year 2011.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of management, including our chief executive officer and then-chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies.  Based on that evaluation, our management concluded that our internal control over financial reporting were not effective as of October 31, 2010.  Such ineffectiveness was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting.  Pursuant to SEC rules, a management’s report on our internal control over financial report was not subject to attestation by our registered public accounting firm

Changes in Internal Controls

We did not make any changes in our internal controls over the financial reporting and disclosure controls and procedures in the fourth quarter of our Fiscal Year 2010.  As noted above, we have added directors and staff with experience in financial reporting and accounting matters and are in the process of evaluating possible solutions to the material weaknesses to our internal controls and procedures which have been identified.  We intend to disclosure any new controls and procedures or changes to current controls and procedures as they are implemented.

Item 9B.	Other Information.

None.

PART III

Item10.	Directors and Executive Officers.

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

Name	Principal Positions Held with the Company	Age	Date First Elected to Board of Directors
Mark Quinn	Executive Chairman of the Board of Directors	50	March 16, 2009
Tim Bowen	Chief Executive Officer and Director	46	October 29, 2010
Mike Starkie	President, Acting Chief Financial Officer and Director	64	October 29, 2010
Jessica Hatfield	Executive Vice President and Director	52	March 16, 2009
David Sonnenberg	Director	59	November 5, 2009
Sanil Kumar MB	Director	49	March 26, 2010

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

 Mark L.M. Quinn, Executive Chairman of the Board of Directors
Mark has extensive international business experience in South East Asia (particularly in India and the Philippines), Russia, Middle East and Africa.  Mark has negotiated a number of commercial contracts with government agencies in those regions.  From 2003 to 2005, Mark worked with David Sonnenberg, one of our directors, and founded D1 Oils PLC (“D1”), developing D1 into a global market leader in biodiesel fuel.  Mark and the other founders of D1 successfully listed the company on the Alternative Investment Market in October 2004, raising £30 million in funding over the course of the first year.  Mark has established agronomy programs within both the public and private sectors throughout India, Africa, Thailand and South East Asia, for the development of sustainable supplies of vegetable oils and worked closely with Governments to promote and gain acceptance of biodiesel as an alternative and renewable energy resource.  In September 2005, Mark became the Managing Director of Enhanced Biofuels & Technologies Limited and developed a marketing program for the introduction of a renewable emulsified diesel fuel (RED), in conjunction with the development of a sustainable supply chain of crude vegetable oil from Eastern Europe and Russia.  Working in conjunction with the Saudi offset accreditation program and the international carbon trading market to support the sale of renewable fuel and technology produced in Saudi Arabia.  He also set up laboratory facilities in India for research and development of Algae Biomass as a viable source of non edible vegetable oils for use in the production of biofuels.  In November 2008, Mark entered into a partnership arrangement with Jessica Hatfield and formed Rootchange Limited (previously named MGS Development Company) (“Rootchange”) which acquired all of the assets of Enhanced Biofuels and Technologies Limited.  In March 2009, the assets of Rootchange were acquired by Clenergen Limited and Mark became Clenergen Limited’s Chief Executive Officer.  We acquired Clenergen Limited in November 2009.

Tim Bowen, Chief Executive Officer and Director
Tim has significant experience in driving growth companies to increase shareholder value. Tim was the Chief Financial Officer of Greenko Group plc (AIM: GKO.L) a developer /owner / operator of renewable energy biomass, hydro and wind assets in India. As CFO, Tim was responsible for overseeing Greenko’s pre-IPO funding, as well as its successful AIM IPO in November 2007, 23 months after incorporation. Greenko now has a market capitalization of circa $360 million and is on track to delivering upon its stated target of delivering 1,000MW of power by 2015. Most recently Tim was CEO and joint founder of a Ukrainian based CleanTech Company, Sunfuel, which specializes in converting low value or waste streams into various forms of bioenergy.  Previously, Tim played a leading role in three other public companies. This includes being joint COO / CFO Tim for AIM quoted IDOX plc, a leading software and services provider to a UK local authority marketplace. He was instrumental in its successful AIM flotation in 2000 and subsequently led a number of secondary fundraisings and acquisitions.

Jessica Hatfield, Executive Vice President and Director
From 1994 to 2004, Jessica Hatfield was Chief Executive Officer of The Media Vehicle, a company she founded that provided advertising alternatives to traditional above the line media.  She grew the company from a startup to a global brand which she subsequently sold a 30% stake to Clearchannel International.  In 2005, she became Chief Executive Officer and the co-founder of STARO (Save the Amazon Rainforest Organization), which she operated on a full time basis to October 2008.  In 2008, Jessica was elected to the United Nations Environmental Program Who’s Who in “Women and the Environment,” recognizing her work in the field of Amazon Rainforest conservation.  In November 2008, Jessica joined Rootchange as a partner.  In March 2009, the assets of Rootchange were acquired by Clenergen Limited.  We acquired Clenergen Limited in November 2009.

Mike Starkie, President, Acting Chief Financial Officer and Director
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

David Sonnenberg, Director
David currently is Executive Director of Energy Technologies Limited, a South African company formed in January 2007 that is exploiting the potential of agricultural waste to produce renewable and sustainable electricity.  He has a technical background from Wits Technicon (SA), where he graduated as an industrial designer, specializing in factory management, design, marketing management and production supply chain.  David was Director of D1 Oil Plc from January 2003 to October 2004 and responsible for the agronomy development of Jatropha as a non-edible feedstock for the processing and production of biodiesel.  David provided consulting services to D1 Oils plc from October 2004 to December 2006.  During this period he also consulted for Helius Energy Plc, another biomass power generator, and became one of their largest shareholders prior to such company’s listing on the AIM in 2007.

Sanil Kumar MB, Director
MB Sanil Kumar is the Managing Partner of Kumar Biju Associates a leading firm of accountants based in India and the Middle East. He was enrolled as a member of the ICAI in 1989 and has over 20 years experience in the accountant and management consultant professions. Mr. Kumar works with an extensive portfolio of corporate and multinational clients across a wide range of industries as well as the government and public sectors. He was part of a technical team to assist the state government of Kerala in India to set up the Horticultural Development Program of the European Economic Community and also the World Bank assisted Kerala Urban Development Program. He has worked extensively with commercial banks and other financial institutions in funding applications. He had also assisted the Department of Tourism, Govt. of Kerala for development of tourism projects; Mr. Kumar serves on the boards of several Indian companies whilst being both a member of the International Red Cross and the Rotary.

Board of Advisors

We have established a Board of Advisors to assist our board of directors and executive officers on an “as needed” consulting basis.  Set forth below are the names and backgrounds of the members of our board of advisors.

Dr. N. Barathi, Biotechnology Science Advisor (Member Indian National Bamboo Mission)
Dr. N. Barathi, an agriculture scientist with 25 years of experience in plant propagation by tissue culture and cultivation of plants. After ten years of research, he identified a Bamboo clone for energy crop plantations and standardized agronomical management and agriculture inputs to maximize the biomass yield.  Recognizing the contribution made by Dr. Barathi in bamboo cultivation, he was nominated in February 2003 as “Member and Advisor” in the Bamboo Steering Committee of Gujarat and Tamil Nadu Government and currently is serving as “Bamboo Technical Expert” for Tripura Bamboo Mission and “Member” in the Tamil Nadu State Forest Advisory Committee for Research.  Dr. Barathi is a founding director of Growmore Biotech Ltd., which is certified by the Indian federal government’s Department of Biotechnology, and is accredited by AQIS, Australia.  We have been advised that Growmore Biotech is a technology partner for the Indian government’s National Mission on Bamboo Applications, a corporate member of the Indian National Academy of Biological Sciences and is an affiliated member of International Network for Bamboo and Rattan of the Republic of China. We understand that Growmore Biotech Ltd is the only propagator of tropical energy bamboo in the world.

Dr. Muthuchelian, Ph.D D.Sc. FIEF (Canada) Chief Scientific Advisor-Biomass Energy Crops
Dr. K. Muthuchelian was appointed the Vice Chancellor of the Periyar University of Salem, Tamilnadu, India, in October 2010. Prior to such appointment, he was the Director for Biodiversity and Forest Studies (March 2002 to October 2010) and a professor and head of the School of Energy, Environment and National Resources at Madura, Kamaran University. Professor Muthuchelian was named as Fellow of International Energy Foundation by International Energy Foundation, Saskatchewan, Canada in 2005; and elected as Fellow of National Academy of Biological Sciences by National Academy of Biological Sciences, India. Professor Muthuchelian was awarded a D.Sc. degree by Madurai Kamaran University in 2008.

Edward Osei Nsenkyire, Climate Change Advisor
Mr. Nsenkyire’s career spans over 38 years mostly in the public sector provides a vital link between the public and private sector in West Africa. He served, from 2002 to 2008, as the Chief Director of the Ministry of Environment, Science and Technology in Ghana. Recently, Mr. Nsenkyire acted as the Chairman of the Ghana National Climate Change Committee and Chief Spokesperson for the Government of Ghana at the recent Copenhagen Summit. He was, from 2008 to 2010, the Chairman of the Forestry Commission Board in Ghana.

Audit Committee and Audit Committee Financial Expert

We created an audit committee of our board of directors on May 11, 2010. The committee is comprised of Tim Bowen and Mike Starkie. The committee has adopted a charter, a copy of which has been made Exhibit 99.1 to this Annual Report on Form 10-K.  The audit committee members have determined that Mr. Starkie would qualify as an “audit committee financial expert” as defined in Item 407 (d) (5)(ii) of Regulation S-K, but for the fact that he serves as president of our company.  Messrs. Bowen and Starkie would not qualify as “independent” audit committee members under SEC and major stock exchange rules due to their executive officer positions with our company.  Our board of directors believes that the members of our board are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Board Meetings

Our board of directors held four formal meetings during our Fiscal Year 2010.  All of our directors attended at least 75% of such board meetings.  In addition, our board acted by unanimous written consents on two occasions.  Our audit committee held two formal meetings in our Fiscal Year 2010, at which all committee members attended at least 75% of such committee meetings.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board of Directors

Our board of directors has not established standing, nominating or compensation committees, or committees performing similar functions, to assist it in the discharge of the board’s duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and persons who own more than 10% of a registered class of equity securities of a company with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to file reports of ownership and changes in ownership with the SEC.  We currently do not have any class of equity securities registered under the Exchange Act.  Accordingly, no reports were required to be filed with the SEC under Section 16(a) of the Exchange Act with respect to ownership of our equity securities.

Code of Ethics

A Code of Ethics was adopted by our board on October 29, 2010.  A copy of such Code of Ethics has been made Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The following table sets forth, with respect to our Fiscal Year 2010 and Fiscal Year 2009, all compensation earned by all persons who served as our chief executive officer or chief financial officer at any time during our Fiscal Year 2010 and all other persons who were serving as an executive officer of our company as of the close of business on October 31, 2010 whose total annual salary and bonus earned during our fiscal year ended October 31, 2010 exceeded $100,000.  None of the persons listed in the following table have ever received a grant of an option to purchase shares of our common stock.

Summary Compensation Table

	Annual Compensation
Name and Title	Fiscal Year Ended October 31,	Salary	Bonus	Other Compensation
Mark Quinn, Chairman of the	2010	$49,045	$0	$0
Board (1)	2009	0	0	0	(2)
Tim Bowen, Chief Executive	2010	$37,056	$0	$3,850,000
Officer (3)	2009	N/A	N/A	N/A

(1)
Mr. Quinn was appointed as our president, chief executive officer, chief financial officer and director on March 16, 2009.  Mr. Quinn resigned as our president and chief financial officer on August 30, 2009.  Mr. Quinn was appointed chairman of our board of directors on June 1, 2010.

(2)	Does not include the 760 shares of common stock Mr. Quinn held in Clenergen Limited which were exchanged for shares of our common stock under the terms of the share exchange agreement of August 2009.
(3)	Mr. Bowen was appointed our chief executive officer on June 1, 2010.

Option Grants to Named Executive Officers

We did not grant any options to any of our named executive officers listed in the Summary Compensation Table during our Fiscal Year 2010, nor during any previous period.

Pension Benefits

We did not have in place during our 2010 Fiscal Year, nor for any previous period, any plan or arrangement that provides for payments or other benefits at, following or in connection with the retirement or any of our named executive officers listed in the Summary Compensation Table.

Employment and Consulting Agreements

On August 29, 2009, we entered into a consulting agreement with Jessica Hatfield, our executive vice president. Under this agreement, Ms. Hatfield agreed to:
•	Assume the positions of executive vice president and director;
•	Manage and operate The Clenergen Foundation;
•	Appoint a public relations company, act as the liason between the public relations company and us;
•	Assist the chairman and chief executive officer in preparation for all board meetings; and
•	Promote the products and services of our company to mining companies and large end-users located in Central and Southern America, Africa and India.
As compensation for agreeing to perform such services, Jessica Hatfield received 15,799,984 shares of common stock and is entitled to receive monthly compensation of £3,500.  In November 2010, we increased Ms. Hatfield’s monthly compensation to £5,000.

On August 29, 2009 we entered into a consulting agreement with Mark Quinn, the chairman of our board of directors. Under this agreement, Mr. Quinn agreed to:
•	Act as our chief executive officer;
•	Oversee the hiring and training of senior management;
•	Establish subsidiary companies in various countries in which we have or plan business operations;
•	Interact with the stock markets and attend press conferences on behalf of our company; and
•	Supervise our compliance with audit and SEC compliance rules and regulations.
As compensation for agreeing to provide such services, Mark Quinn received 15,849,984 shares of our common stock and is entitled to receive monthly compensation of £3,500.  In November 2010, we increased Mr. Quinn’s monthly compensation to £5,000.

On August 29, 2009, we entered into a consulting agreement with David Sonnenberg, a director of our company. Under this agreement, Mr. Sonnenberg agreed to:

•	Provide to us consulting services pertaining to gasification technology, fermentation processes and combined duel gas processes;
•	Evaluate our feedstock and its calorific values/application in the gasification processes;
•	Supply technical due diligence materials to various institutions and investment banks with regards to gasification and combustion steam systems;
•	Oversee the manufacturing of our gasification equipment with key suppliers located in South Africa;
As compensation for agreeing to perform such services, David Sonnenberg received 750,000 shares of our common stock and is entitled to receive monthly compensation of £1,000.

On January 1, 2010 we entered into a consulting agreement with Mike Starkie, our president and acting chief financial officer. Under this agreement, Mr. Starkie agreed to:
•	Assist in the development of our business strategy and to evaluate the effectiveness of such strategy and provide suggestion for improvement;
•	Evaluate the performance of management in meeting agreed goals and objectives and monitor the reporting of performance;
•	Assist in assuring that our financial information is accurate and that financial controls and systems of risk management are appropriate;
•	Assist in the determination of the appropriate levels of remuneration of personnel and have a primary role in appointing and, when necessary, removing senior management and in succession planning;
•	Provide entrepreneurial leadership for the Company within a framework of prudent and effective controls which enable risk to be assessed and managed;
•	Establish a set of corporate values and standards; and
•	Serve on one or more of committees of our board of directors where his experience can be leveraged upon.
As compensation for agreeing to provide such services, Mike Starkie received 2,000,000 shares of our common stock and is entitled to receive monthly compensation of £3,500.

On March 26, 2010, we entered into a consulting agreement with Mr. Sanil Kumar, a director of our company. Under this agreement, Mr. Kumar agreed to:
•	Assist in the development of our business strategy and to evaluate the effectiveness of such strategy and provide suggestions for improvement;
•	Evaluate the performance of management in meeting agreed goals and objectives and monitor the reporting of performance;
•	Assist in assuring that our financial information is accurate and that financial controls and systems of risk management are appropriate;
•	Assist in the determination of the appropriate levels of remuneration of personnel and have a primary role in appointing and, when necessary, removing senior management and in succession planning;
•	Provide entrepreneurial leadership for the Company within a framework of prudent and effective controls which enable risk to be assessed and managed;
•	Establish a set of corporate values and standards; and
•	Serve on one or more of committees of our board of directors where his experience can be leveraged upon.

As compensation for agreeing to provide such services, Sanil Kumar received 500,000 shares of our common stock and is entitled to receive monthly compensation of £1,000.

On March 30, 2010, we reached agreement with Tim J.E. Bowen, our chief executive officer, and certain of his affiliates, with respect to compensation payable to Mr. Bowen or his affiliates in connection with services performed or to be performed by Mr. Bowen and/or his affiliates on our behalf.

Under our agreement with Tim Bowen, effective July 30, 2010, we issued to Stew Investment Management Limited (“SIML”), as Mr. Bowen’s designee, a total of 7 million shares of our common stock as consideration for Mr. Bowen having agreed to provide our company with international strategic and operational management consulting services and for his being retained as one of our executive officers (as chief operating officer in April 2010 and as chief executive officer in June 2010).  It had been originally contemplated when Mr. Bowen was solicited to join our company, that Mr. Bowen would acquire, for nominal consideration, 3 million shares of our common stock from two of our principal stockholders, executive officers and directors.

SIML was also entitled under such July 30, 2010 agreement, to purchase, for aggregate consideration of ₤175,000, an additional 3 million shares of our common stock if certain milestones related to the services Mr. Bowen provides to our company were met, such milestones to be mutually agreed upon by Mr. Bowen and our company as soon as possible following the signing of the agreement, with such shares being issued only upon such milestones being met.  SIML irrevocably paid us the sum of ₤175,000 in July 2010 and such amount was to be retained by us regardless of whether the milestones are met and/or such 3 million shares were issued to Mr. Bowen.  We never formally agreed with Mr. Bowen and SIML on the specific milestones, but believed that, with Mr. Bowen’s assistance, as of October 26, 2010, we obtained the operational and financial status that would have been the goal contemplated by any milestones we would have agreed to with Mr. Bowen.   Accordingly, effective October 26, 2010, we issued the 3 million shares to SIML

In April 2010, we also agreed with Mr. Bowen that, until such time as we can pay him market-rate compensation directly, we would pay to another affiliate of Mr. Bowen, Bowen Financial Management Limited (“BFML”), ₤3,500 per month as consideration for BFML making Mr. Bowen available to provide us with management and financial advisory consulting services.  We had been paying BFML ₤3,500 per month since April 7, 2010, the date Mr. Bowen began providing us with his management and financial advisory services.  In November 2010, we increased the monthly amount being paid BFML to £5,000.

Director Compensation

We currently do not compensate our directors for serving in such capacity.  However, certain of our current directors received shares of our common stock as compensation for agreeing to provide consulting and other services to our company and are currently receiving monthly compensation as set forth in the Employment and Consulting Agreement sub-section above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our common stock is the only class of our voting securities presently outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock, as of February 8, 2010, by:
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

Name and Address of Stockholder (1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Mark Quinn (2)	15,849,744		11.1%
Tim Bowen (3)	10,000,000	(4)	7.0
Jessica Hatfield (5)	15,799,744		11.1
David Sonnenberg (6)	750,000		0.5
Mike Starkie (7)	2,000,000		1.4
Sanil Kumar (8)	2,100,000		1.5
All directors and executive officers as a group (six persons)	49,499,488		34.8

V. Ravikanth (9)	7,600,000		5.3

(1)	Unless otherwise indicated, the address for each of the stockholders listed in the table is c/o Clenergen Corporation, Bath House, 8 Chapel Place, London United Kingdom EC2A 3DQ.
(2)	Mr. Quinn is our chairman of the board of directors and our principal executive officer.
(3)	Mr. Bowen is our chief executive officer and a member of our board of directors.)
(4)	Represents shares of our common stock owned by Stew Investments Management Limited, which shares may be deemed beneficially owned by Mr. Bowen.
(5)	Ms. Hatfield is our executive vice president and a member of our board of directors.
(6)	Mr. Sonnenberg is a member of our board of directors.
(7)	Mr. Starkie is our president and acting chief financial officer, as well as a member of our board of directors.
(8)	Mr. Kumar is a member of our board of directors.
(9)	Mr. Ravikanth also serves as president of our Clenergen India subsidiary.

Item 13.	Certain Relationships and Related Transactions.

There have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000, or 1% of the average of our total assets at October 31, 2010 and 2009, in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest, other than:

•
Mark Quinn and Jessica Hatfield are each 50% shareholders of Rootchange Limited.  Rootchange Limited was acquired by Clenergen Limited in April 2009 in exchange for 5,865,775 shares of our common stock.

•
We have entered into consulting agreements with our executive officers and directors. In exchange for entering into such agreements the executive officers received shares of our common stock and are receiving monthly compensation (listed in contract-designated currency) as follows:

Name of Executive Officer/Director	Date of Agreement	Number of Shares Received	Monthly Compensation
Mark Quinn	August 29, 2009	15,849,744	£3,500
Jessica Hatfield	August 29, 2009	15,799,744	£3,500
Robert Kohn (1)	August 29, 2009	3,000,000	£3,500
David Sonnenberg	August 29, 2009	750,000	£1,000
Mike Starkie	January 1, 2010	2,000,000	£3,500
Sanil Kumar	March 26, 2010	500,000	£1,000
Tim Bowen	March 31, 2010	10,000,000	£3,500
Dr Arvind Pandalai	August 29, 2009	5,000,000	£3,500

(1)           Mr. Kohn resigned as a director of our company on January 26, 2011.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the fees billed by our independent accountants for our Fiscal Years ended October 31, 2010 and 2009 for the categories of services indicated.

	Fiscal Year Ended October 31,
	2010	2009
Audit fees (1)	$118,600	$9,000
Audit-related fees (2)	8,000	0
Tax fees (3)	0	0
All Other Fees (4)	0	0

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

Pre-Approval Policy

In addition to retaining Holtz Rubinstein Reminick, LLP (“Holtz Rubenstein”) to audit our consolidated financial statements for our Fiscal Year 2010, we retained Holtz Rubenstein to provide other audit related services to us in our Fiscal Year 2010.  We understand the need for Holtz Rubenstein to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of Holtz Rubenstein, our board of directors has restricted the non-audit services that Holtz Rubenstein may provide to us and has determined that we would obtain even these non-audit services from Holtz Rubenstein only when the services offered by Holtz Rubenstein are more effective or economical than services available from other service providers.

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

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes.  Holtz Rubenstein is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements.  Our audit committee’s responsibility is to monitor and oversee these processes.

Our audit committee reviewed the audited financial statements of our company for the year ended October 31, 2010 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.  Management and the auditors have represented to us that the financial statements were prepared in accordance with US GAAP.  Our audit committee also received written disclosures and a letter from our auditors regarding their independence from us, as required by Independence Standards Board Standard No. 1, and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our audit committee also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our audit committee authorized and directed that the audited financial statements be included in this Annual Report on Form 10-K for the year ended October 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements

The financial statements and schedules included in this Annual Report on Form 10K are listed in Item 8 and commence following page 64.

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

10.1
Asset Purchase Agreement, dated April 1, 2009, between Clenergen Corporation Limited and Rootchange Limited.  [Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Clenergen Corporation, filed with the SEC on March 22, 2010.]

10.2
Share Exchange Agreement, dated as of August 30, 2009, between Clenergen Corporation and Clenergen Corporation Limited (UK).  [Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Date of Report: August 30, 2009) of Clenergen Corporation, filed with the SEC on September 4, 2009.]

10.3
Power Purchase Agreement, dated March 31, 2009, between Clenergen India Private Limited and PTC India Limited (f/k/a Power Trading Corporation of India Limited).  [Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.4	Share Purchase Agreement, dated December 12, 2009, among Clenergen India, Private Limited, Enkem Engineers Private Limited and United Bio Fuels Private Limited.
10.5
Agreement to Sell and Purchase Shares, dated June 18, 2010, between Clenergen India Private Limited, Nandha Energy Limited and others.  [Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: June 18, 2010) of Clenergen Corporation, filed with the Securities and Exchange Commission on June 24, 2010.]

10.6	Techno-Commercial Agreement, dated June 2, 2010, among Clenergen Corporation, Biomass2Biopower (QA) Limited and Enhanced Biofuels and Technologies (India) Private Limited.
10.7
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

10.9
License Agreement, dated October 2009, between Clenergen Corporation and Star Biotechnology Limited.  [Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.10
Research and Development Agreement, dated October 2009, among Clenergen Corporation, Star Biotechnology Limited and Arbour Technologies Pty Ltd.  [Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.11	Memorandum of Agreement, dated May 17, 2010, between Clenergen Corporation and Growmore Biotech Limited.
10.12
Memorandum of Agreement, dated August 2009, between Clenergen India Private Limited and Growmore Biotech Limited.  [Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.13
Memorandum of Agreement, dated August 31, 2009, between Clenergen India Private Limited and Sree Emberumanar Jeer Mutt.  [Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.14
Biomass Supply Agreement, dated April 1, 2009, between Clenergen India Private Limited and IJM Constructions.  [Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.15
Memorandum of Agreement, dated December 2009, between Clenergen Corporation and National Power Corporation. [Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Clenergen Corporation, filed with SEC on March 22, 2010.]

10.16	Power Purchase Agreement, dated December 5, 2010, between Clenergen Corporation and Romblon State University.
10.17	Memorandum of Agreement, dated December 7, 2010, between Clenergen Philippines Corporation and National Power Corporation.
10.18	Techno Commercial Agreement, dated December 5, 2010, between Clenergen Philippines Corporation and Romblon State University.
10.19	Memorandum of Agreement, dated December 9, 2010, among Clenergen Philippines Corporation, Apayao State College and Kalinga-Apayao State College.
10.20
Biomass Supply Agreement, dated June 2009, between Clenergen Corporation Limited and Villsam Company Limited.  [Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.21
Strategic Marketing Agreement, dated June 2009, between Clenergen Corporation Limited and Villasam Company Limited.  [Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.22
Leasehold and Option Agreement dated September 12, 2009 between Clenergen Corporation and Georgia Caribbean International, Limited.  [Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (Date of Report: November 5, 2009) of Clenergen Corporation, filed with the SEC on November 10, 2009.]

10.23	Exclusive License Agreement, dated November 30, 2010, between Clenergen Corporation and Biopower Corporation.
10.24	Asset Purchase Agreement, dated April 24, 2010, between Clenergen Corporation and Ankur Scientific Energy Technologies Private Limited.
10.25	Consultancy Agreement, dated January 24, 2011, between Clenergen Corporation and Bowen Financial Management Limited.
10.26	Consulting Agreement, dated March 26, 2010, between Clenergen Corporation and
Sanilkumar Madhavikutty Bhaskaran Nair.
10.27
Consulting Agreement, dated August 29, 2009, between Mark LM Quinn and Clenergen Corporation.  [Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Clenergen Corporation, filed with the SEC on March 22, 2010.]

10.28
Consulting Agreement, dated August 29, 2009, between Jessica Hatfield and Clenergen Corporation.  [Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Clenergen Corporation, filed with the SEC on March 22, 2010.]

10.29
Consulting Agreement, dated August 29, 2009, between Robert Kohn and Clenergen Corporation.  [Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Clenergen Corporation, filed with the SEC on March 22, 2010.]

10.30
Consulting Agreement, dated January 1, 2010, between Mike Starkie and Clenergen Corporation.  [Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Clenergen Corporation, filed with the SEC on March 22, 2010.]

10.31
Consulting Agreement, dated August 8, 2009, between David Sonnenberg and Clenergen Corporation.  [Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Clenergen Corporation, filed with the SEC on March 22, 2010.]

10.32
Consulting Agreement, dated August 8, 2009, between Dr. Arvind Pandalai and Clenergen Corporation.  [Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Clenergen Corporation, filed with the SEC on March 22, 2010.]

14.1	Code of Ethics.
21.1	Subsidiaries.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
99.1	Audit Committee Charter.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2011	Clenergen Corporation

	By:	/s/ Mark Quinn
Mark Quinn
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Mark Quinn	Executive Chairman	February 14, 2011
Mark Quinn	and Director (Principal Executive
Officer)

/s/ Tim Bowen	Chief Executive Officer	February 14, 2011
Tim Bowen	and Director

/s/ Mike Starkie	President and Acting Chief	February 14, 2011
Mike Starkie	Financial Officer (Principal
Financial and Accounting Officer)

/s/ Jessica Hatfield	Executive Vice President and Director	February 14, 2011
Jessica Hatfield

/s/ Sanil Kumar	Director	February 14, 2011
Sanil Kumar

/s/ David Sonnenberg	Director	February 14, 2011
David Sonnenberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clenergen Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Clenergen Corporation and Subsidiaries (the "Company") as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended and the period from October 27, 2005 (inception) to October 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended and the period from October 27, 2005 (inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
February 14, 2011

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	10/31/2010	10/31/2009
ASSETS
CURRENT ASSETS
Cash	$392,502	$1,472
Prepaid Expenses and Other	1,853,952	15,039
Total Current Assets	2,246,454	16,511

FIXED ASSETS
Property & Equipment, Net	21,450	12,901
Total Fixed Assets	21,450	12,901

OTHER ASSETS
Deposits	143,020	33,487
Total Other Assets	143,020	33,487

TOTAL ASSETS	$2,410,924	$62,899

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,767,689	$214,211
Payroll Liabilities	28,432	6,745
Due to Related Parties and Shareholders	3,491,032	330,302
Total Current Liabilities	5,287,153	551,257

TOTAL LIABILITIES	5,287,153	551,257

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
Authorized: 10,000,000
Issued: None	-	-
Common Stock, $0.001 par value; 500,000,000 shares authorized;
141,755,788 and 86,941,013 shares issued and outstanding,
respectively	141,756	86,941
Additional paid in capital	36,763,163	3,998,562
Stock subscription receivable	(181,215)	-
Accumulated Other Comprehensive Income	217,800	389,956
Accumulated deficit	(39,817,733)	(4,963,818)
Total Stockholders' Deficiency	(2,876,229)	(488,358)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,410,924	$62,899

The accompanying notes are an integral part of consolidated financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the twelve months ending October 31, 2010 and 2009
and from October 27, 2005 (inception) to October 31, 2010

	TWELVE	TWELVE	FROM
	MONTHS	MONTHS	INCEPTION
	10/31/2010	10/31/2009	TO 10/31/10
REVENUE	$216,998	$-	$216,998
COST OF SERVICES	332,307	-	332,307
GROSS LOSS	(115,309)	-	(115,309)

GENERAL AND ADMINISTRATIVE EXPENSES	34,022,520	1,072,695	36,711,295
RESEARCH & DEVELOPMENT	85,802	-	2,360,845
OPERATING LOSS	(34,223,631)	(1,072,695)	(39,187,449)

INTEREST EXPENSE	631,789	-	631,789
OTHER EXPENSES	8,276	-	8,276
OTHER INCOME	9,781	-	9,781
LOSS BEFORE INCOME TAXES	(34,853,915)	(1,072,695)	(39,817,733)

PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(34,853,915)	$(1,072,695)	$(39,817,733)

Loss per share, basic and diluted	$(0.34)	$(0.05)	$(1.63)

Weighted average common shares outstanding	101,255,591	20,950,539	24,382,201

Comprehensive loss:
Net Loss	$(34,853,915)	$(1,072,695)	$(39,817,733)
Foreign currency translation (loss)/income	(172,156)	(26,924)	217,800
Comprehensive loss	$(35,026,071)	(1,099,619)	(39,599,933)

The accompanying notes are an integral part of consolidated financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
As of October 31, 2010

				ADDITIONAL		ACCUM. OTHER
	PREFERRED	COMMON	PAR	PAID IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	STOCK	STOCK	VALUE	CAPITAL	DEFICIT	INCOME/(LOSS)	DEFICIENCY
Founder's Stock - October 27, 2005 (inception)	-	7,500	$14,242	$-	$-	$-	$14,242
Foreign Currency Translational Adjustment						(162,010)	(162,010)
Net loss					(3,157,695)	-	(3,157,695)

Balance, October 31, 2006	-	7,500	14,242	-	(3,157,695)	(162,010)	(3,305,462)

Foreign Currency Translational Adjustment						(315,412)	(315,412)
Net loss					(732,456)	-	(732,456)
Balance, October 31, 2007	-	7,500	14,242	-	(3,890,151)	(477,421)	(4,353,330)

Foreign Currency Translational Adjustment						894,302	894,302
Net loss					(972)		(972)
Balance, October 31, 2008	-	7,500	14,242	-	(3,891,123)	416,880	(3,460,000)

Reverse acquisition on April 1, 2009:
Share issuance per recapitalization		21,616,695	21,617	3,409,344			3,430,961
Share cancellation per recapitalization		(7,500)	(14,242)	14,242			-
Common stock issued for debt cancellation on
August 4, 2009		7,776,350	7,776	632,523			640,299
Common stock issued for compensation on
August 4, 2009		57,547,968	57,548	(57,548)			-
Foreign Currency Translational Adjustment						(26,924)	(26,924)
Net loss					(1,072,695)		(1,072,695)
Balance, October 31, 2009	-	86,941,013	86,941	3,998,562	(4,963,818)	389,956	(488,359)

Common stock issued for compensation on average at $0.62 per share from November 2009 through October 2010	-	46,808,612	46,809	28,876,572			28,923,381
Common stock issued on average at $0.35 per share from November 2009 through October 2010	-	6,732,163	6,732	2,366,631			2,373,363
Stock subscription receivable							(181,215)
Deferred Finance Costs related to stock purchase warrants from November 2009 through October 2010	-	-	-	658,439			658,439
Capital contributed in July 2010	-	-	-	258,493			258,493
Common stock issued for deposit on asset at $0.51 per share in May 2010	-	200,000	200	89,800			90,000
Common stock issued for debt cancellation at $0.51 per share in October 2010	-	564,000	564	287,076			287,640
Common stock issued for interest on average at $0.45 per share in October 2010	-	510,000	510	227,590			228,100
Foreign Currency Translational Adjustment						(172,156)	(172,156)
Net loss					(34,853,915)		(34,853,915)
Balance, October 31, 2010	-	141,755,788	$141,756	$36,763,163	$(39,817,733)	$217,800	$(2,876,229)

The accompanying notes are an integral part of consolidated financial statements.

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ending October 31, 2010 and 2009
and from October 27, 2005 (inception) to October 31, 2010

	TWELVE	TWELVE	FROM
	MONTHS	MONTHS	INCEPTION
	10/31/2010	10/31/2009	TO 10/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,853,915)	$(1,072,695)	$(39,817,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for charges not requiring outlay of cash:
Deferred financing costs	658,439	-	658,439
Stock compensation	28,923,381	-	28,937,623
Stock issued for interest	228,100	-	228,100
Depreciation and Amortization	6,166	1,140	7,306

Changes in operating assets and liabilitites:
Prepaid Expenses and Other Current Assets	(46,956)	(15,039)	(61,995)
Deposits	(19,533)	(33,487)	(53,020)
Accounts Payable and Accrued Expenses	1,350,243	214,211	1,564,454
Accrued Payroll Liabilities	21,687	6,745	28,432
Total adjustments to net loss	31,121,527	173,570	31,309,339
Net cash used in operating activities	(3,732,388)	(899,125)	(8,508,394)

CASH FLOWS FROM INVESTING ACTIVITIES
UBF advances	(1,791,957)	-	(1,791,957)
Purchase of Furniture & Equipment	(14,715)	(14,041)	(28,756)
Net cash flows used in investing activities	(1,806,672)	(14,041)	(1,820,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	258,493	-	258,493
Cash received from sale of stock	2,192,148	-	2,192,148
Cash from Related Parties and Shareholders, net	2,334,048	966,231	6,719,028
Cash from notes payable, net	1,317,557	(24,681)	1,334,139
Net cash provided by financing activities	6,102,246	941,550	10,503,808

CASH RECONCILIATION
Effect of Exchange Rate Changes on Cash	(172,156)	(26,924)	217,800
Net increase in cash and cash equivalents	391,030	1,459	392,502
Cash and cash equivalents - beginning balance	1,472	13	-

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$392,502	$1,472	$392,502

Supplemetal Disclosures of Cash Flow Information:
Common stock issued for deposit on asset	$90,000	$-	$90,000
Common stock issued for debt cancellation	$287,640	$4,069,085	$4,356,725
Common stock issued in recapitalization	$-	$2,175	$2,175
Cash paid for interest	$254,435	$-	$254,435

The accompanying notes are an integral part of consolidated financial statements.

CLENERGEN CORPORATION
(A Development Stage Company)
For the Twelve Months Ended October 31, 2010 and 2009
And From October 27, 2005 (inception) to October 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Clenergen Corporation (“the Company”) was incorporated in the State of Nevada on May 2, 2005 under the name “American Bonanza Resources Limited.”  On August 4, 2009, the Company acquired Clenergen Corporation Limited (UK) and succeeded to the business of Clenergen Corporation Limited.  Our subsidiaries include Clenergen Corporation Limited (UK) (“Clenergen Limited”), Clenergen India Private Limited (“Clenergen India”), and Clenergen Corporation Administrative Services Limited (“Clenergen Administrative”), on a consolidated basis.  We also currently hold a 77% equity interest in Clenergen Ghana Limited (“Clenergen Ghana”) and a 40% equity interest in Clenergen Philippines Corporation (“Clenergen Philippines”).

The Company is in the process of developing strategic clean energy and sustainable fuel supply alternatives to address the world-wide requirements for renewable and sustainable sources of power.  The Company has developed a unique supply of biomass for use with gasification, combustion steam, Pyrolysis oil and pelleting technologies to generate electricity.  The Company intends to use proprietary and mixed biomass feedstock to provide sustainable supplies of clean energy to regional, captive end users, mining companies and, through government- or privately-owned power grid systems, other end users, including private homes.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements of Clenergen have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X.  These audited financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s amended Annual Report on Form 10-K/A for the year ended October 31, 2009.

The Company has evaluated all subsequent events through date of issuance of this Form 10-K for appropriate accounting and financial disclosure.

Principles of consolidation - The consolidated financial statements of the Company include the historical accounts of our subsidiaries, including Clenergen Corporation Limited (UK), Clenergen India Private Limited, and Clenergen Corporation Administrative Services Limited, on a consolidated basis.  All significant intercompany balances and transactions have been eliminated.

Research and development - Research and development costs are charged to operations as incurred and include direct costs of research scientists and materials and an allocation of other core scientific services.

Foreign currency translation - The Company’s assets and liabilities have been translated using the exchange rate at the balance sheet date.  The weighted average exchange rate for the period has been used to translate expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity, “Accumulated Other Comprehensive Income”.

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

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with accounting principles related to share-based payment which requires fair value method of accounting. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Expected forfeitures are included in determining share-based employee compensation cost. Share-based awards that do not require future services are expensed immediately.

Basic earnings per share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  As of October 31, 2010, the Company has issued potentially dilutive purchase warrants for 2,200,000 shares.  Pursuant to FASC 260, these shares have no effect on earnings per share as a result of the operating loss of the Company.

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

Recent Accounting Pronouncements

Codification

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification ("ASC") 105-10, "Generally Accepted Accounting Principles." ASC 105-10 establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusion on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Fair Value Accounting

The Company measures fair value in accordance with ASC 820-10-55 “Fair Value Measurements”. The objective of ASC 820-10-55 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820-10-55 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance was effective beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning March 31, 2010. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  For the period of October 27, 2005 (date of inception) through October 31, 2010, the Company incurred an aggregate comprehensive loss of $39,817,733, inclusive of an aggregate net loss of $34,853,915, and total stockholders’ deficit of $2,876,229.

As of October 31, 2010, the Company has not emerged from the development stage and its ability to continue as a going concern is dependent upon the Company's ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of advances from shareholders to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of stock, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4.  PREPAID EXPENSES AND OTHER

The Company has a receivable from United Biofuels in the amount of $1,791,957 representing advances the Company has made to a unit of the Government of India (IREDA) in relation to the planned acquisition of a biomass power generation plant in Salem, Tamilnadu, India.

NOTE 5.  OTHER ASSETS

The company has recorded $143,020 in deposits that relate to rental agreements for office space in both the United Kingdom and India and for leases of land related to our primary business purpose.

NOTE 6.  RELATED PARTY TRANSACTIONS

On August 29, 2009, the Company entered into a consulting agreement with Jessica Hatfield, our executive vice president. As compensation for agreeing to perform services, Jessica Hatfield is entitled to receive monthly compensation of £3,500.  In November 2010, the Company increased Ms. Hatfield’s monthly compensation to £5,000.  For the fiscal periods ending October 31, 2010, 2009, and from inception, compensation for consulting to Ms. Hatfield amounted to $39,568, $0, and $39,568, respectively, of which $5,000, $0, and $5,000  are included in accounts payable and accrued expenses in the accompanying financial statements, respectively.

On August 29, 2009 the Company entered into a consulting agreement with Mark Quinn, the chairman of our board of directors.  As compensation for agreeing to provide services, Mark Quinn is entitled to receive monthly compensation of £3,500.  In November 2010, the Company increased Mr. Quinn’s monthly compensation to £5,000.   For the fiscal periods ending October 31, 2010, 2009, and from inception, compensation for consulting to Mr. Quinn amounted to $49,045, $0, and $49,045, respectively, of which $12,672, $0, and $12,672  are included in accounts payable and accrued expenses in the accompanying financial statements, respectively.

On August 29, 2009, the Company entered into a consulting agreement with David Sonnenberg, a director of our company. As compensation for agreeing to perform services, David Sonnenberg is entitled to receive monthly compensation of approximately $1,600.   Mr. Sonnenberg has verbally foregone the accrual of his consulting fees until such time the Company’s cash position improves and therefore no amounts have been accrued.  For the fiscal year ending October 31, 2010, 2009, and for the period from inception, Mr. Sonnenberg was paid, $3,271, and $3,271, respectively, of which no amounts are included in accounts payable, respectively.

On January 1, 2010 the Company entered into a consulting agreement with Mike Starkie, our president and acting chief financial officer.  As compensation for agreeing to provide such services, Mike Starkie received 1,500,000 shares of our common stock and is entitled to receive monthly compensation of £3,500.   Mr. Starkie has verbally foregone the accrual of his consulting fees until such time the Company’s cash position improves and therefore no amounts have been accrued.

On March 26, 2010, the Company entered into a consulting agreement with Mr. Sanil Kumar, a director of our company.  As compensation for agreeing to provide such services, Sanil Kumar received 500,000 shares of our common stock and is entitled to receive monthly compensation of £1,000.  Mr. Kumar has verbally foregone the accrual of his consulting fees until such time the Company’s cash position improves and therefore no amounts have been accrued.

In April 2010, the Company also agreed with Mr. Bowen that, until such time as the Company can pay him market-rate compensation directly, the Company would pay to another affiliate of Mr. Bowen, Bowen Financial Management Limited (“BFML”), ₤3,500 per month as consideration for BFML making Mr. Bowen available to provide us with management and financial advisory consulting services.  The Company had been paying BFML ₤3,500 per month since April 7, 2010, the date Mr. Bowen began providing us with his management and financial advisory services.  In November 2010, The Company increased the monthly amount being paid BFML to £5,000. For the fiscal periods ending October 31, 2010, 2009, and from inception, compensation for consulting to Mr. Bowen amounted to $37,056, $0, and $37,056, respectively, of which no amounts are included in accounts payable and accrued expenses in the accompanying financial statements, respectively.

Effective August 5, 2010, the Company obtained a loan in the amount of $607,461 from Rootchange Limited (“Rootchange”).  Rootchange is a corporation organized under the laws of Great Britain.  Rootchange is owned by two of our directors and officers, Mark L.M. Quinn, the executive chairman of our board of directors, and Jessica Hatfield, our executive vice president.

Effective October 26, 2010, the Company issued 3,000,000 shares of our common stock to Stew Investment Management Limited (“SIML”), as designee of Tim J.E. Bowen, chief executive officer of the Company.  These shares were issued pursuant to an earlier agreement dated July 30, 2010 and referenced herein (see Note 7).

NOTE 7.  STOCK TRANSACTIONS

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

Effective November 3, 2009, the Company issued 1,850,000 shares of our common stock to three consultants, in consideration for the consultants entering into a consulting agreement with our company, which shares the Company have valued at $1,600,000.

Effective November 3, 2009, the Company issued 1,000,000 shares of our common stock to a consultant, in consideration for the consultant entering into a consulting agreement with our company, which shares the Company have valued at $800,000.

Effective November 5, 2009, the Company issued 12,500 shares of our common stock to a consultant, in consideration for the consultant providing to us advice and assistance in our capital raising efforts, which shares the Company have valued at $12,125.

Effective November 17, 2009, the Company issued 100,000 shares of our common stock pursuant to a stock purchase agreement for total consideration of $50,000.

Effective November 18, 2009, the Company issued 120,000 shares of our common stock pursuant to two stock purchase agreements for total consideration of $60,000.

Effective November 19, 2009, the Company issued 350,000 shares of our common stock to a consultant, in consideration for this consultant entering into a consulting agreement with our company, which shares the Company have valued at $364,000.

On November 27, 2009, the Company sold and issued 100,000 shares of our common stock pursuant to a stock purchase agreement for total consideration of $50,000.

On February 5, 2010, our board of directors accepted the resignation of Dale Shepherd as our Chief Financial Officer and director and Jack Dickey as a director.  Both Messrs. Shepherd and Dickey have agreed to return 1 million shares of our common stock previously issued to each of them in connection with their first becoming affiliated with our company.  As of October 31, 2010, only Mr. Shepherd has returned the stock certificate evidencing his 1 million shares and the Company is in the process of having such stock certificate cancelled and having such 1 million shares reflected on our books and records as not outstanding.

Effective March 15, 2010, the Company issued warrants to purchase 1 million shares, of which 250,000 warrants are exercisable at $1.30, 250,000 warrants are exercisable at $1.60, 250,000 warrants are exercisable at $2.00 and 250,000 warrants are exercisable at $2.50 per share. The Company valued such warrants, for accounting purposes, at $ 43,513. Pursuant to FASC 260-10-45, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company has purchase warrants that were not included in calculations of Basic or Diluted Earnings per Share due to the current loss incurred by the Company.

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

Effective May 14, 2010, the Company issued warrants to purchase 1 million common shares, exercisable at $0.686 per share.  The Company valued such warrants, for accounting purposes, at $614,926.  Pursuant to FASC 260-10-45, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.  The Company has purchase warrants that were not included in calculations of Basic or Diluted Earnings per Share due to the current loss incurred by the Company.

Effective May 18, 2010, the Company issued 500,000 shares to two consultants for $500,000, the fair value of such shares on the effective date of issuance.

Effective May 21, 2010, the Company issued 200,000 shares of its common stock, valued at $90,000, which represents the fair value of such shares on the date of issuance, as a deposit on an asset purchase.

Effective July 12, 2010, the Company issued 120,761 shares of its common stock to a third-party investor for total gross consideration of $53,365.

Effective July 30, 2010, the Company issued to Stew Investment Management Limited (“SIML”), as designee of Tim J.E. Bowen, chief executive officer of the Company, a total of 7,000,000 shares of the Company’s common stock as consideration for Mr. Bowen having agreed to provide the Company with international strategic and operational management consulting services and for his being retained as an executive officer (as chief operating officer in April 2010 and as chief executive officer in June 2010).  The Company valued such shares at $3,850,000, the fair value of the shares on the effective date of their issuance.

SIML also is entitled to purchase, for aggregate consideration of ₤175,000, an additional 3 million shares of common stock if certain milestones related to the services Mr. Bowen provides to the Company are met, such milestones to be mutually agreed upon by Mr. Bowen and the Company.  SIML has irrevocably paid the Company the sum of ₤175,000 (approximately $258,000) and such amount is to be retained by the Company regardless of whether the milestones are met and/or such 3 million shares are issued to Mr. Bowen.  Effective October 26, 2010, the Company issued 3,000,000 shares of our common stock pursuant to this agreement.

During the fiscal quarter ended July 31, 2010, the Company sold an aggregate of 3,326,462 shares of its common stock to third party investors for aggregate net proceeds of $1,101,119 pursuant to a private placement of the Company’s common stock conducted through a selling agent located in Germany.  The Company incurred fees and expenses relating to such private placement equal to approximately 40% of the gross proceeds of the placement.

Effective August 19, 2010, the Company issued 300,000 shares of its common stock to a third-party investor for total gross consideration of $105,000.

Effective August 23, 2010, the Company issued an aggregate of 600,000 shares of its common stock to a total of three consultants for services rendered or to be rendered by such consultants.  The Company valued such shares for accounting purposes at an aggregate of $258,000, the fair value of the shares on the effective date of their issuance.

During September and October 2010, the Company issued an aggregate of 6.60 million shares of our common stock to a total of three consultants to our Company.  The Company has valued such shares in the aggregate, for accounting purposes, at $5,241,000.

Effective September 6, 2010, the Company issued 5.4 million shares of our common stock to a consultant as consideration for this consultant entering into a consulting agreement with our company.  Such shares have been valued, for accounting purposes, at $2,268,000, the fair value of the shares on the effective date of issuance.

Effective September 6, 2010, the Company issued an additional 5.4 million shares of our common stock to a consultant, as consideration for this consultant entering into a consulting agreement with our company.  Such shares have been valued, for accounting purposes, at $2,268,000, the fair value of the shares on the effective date of issuance.

Effective September 21, 2010, the Company issued 400,000 shares of our common stock to a lender in lieu of interest on a loan The Company received in June 2010.  The loan has an outstanding principal amount of $1,195,470, as of January 31, 2011, and was due on October 31, 2010.  The Company has valued such shares at $172,000 for accounting purposes.

Effective September 21, 2010, the Company issued 564,000 shares of our common stock to a lender in exchange for the lender’s cancelation of a loan in the principal amount of $287,640 to one of our subsidiaries.  The loan was originally made in December 2009 and was originally due in May 2010.

Effective September 21, 2010, the Company issued 5.4 million shares of our common stock to a consultant in consideration of the consultant entering into a consultancy agreement with our company.  The Company has valued these shares for accounting purposes at $2,754,000.

Effective September 21, 2010, the Company issued 110,000 shares of our common stock to a third party lender for interest on a loan in the principal amount of $55,000 to one of our subsidiaries.  The loan was originally made in February 2010 and was due in August 2010.  The Company has valued these shares for accounting purposes at $56,100.

Effective September 21, 2010, the Company issued 2,430,000 shares of our common stock to a consultant in consideration of the consultant entering into a consultancy agreement with our company. The Company has valued these shares for accounting purposes at $1,239,300.

Effective September 21, 2010, the Company issued 2,840,000 shares of our common stock to sixteen consultants in consideration of the consultants entering into a consultancy agreement with our company. The Company has valued these shares for accounting purposes at $1,583,400.

Effective September 22, 2010, the Company issued of 2 million shares of our common stock to a consultant, as consideration for this consultant entering into a consulting agreement with our company. The Company has valued these shares for accounting purposes at $1,380,000.

Effective September 26, 2010, the Company issued 100,000 shares of our common stock to a consultant of our company in consideration of entering into a consultancy agreement with the company.  The Company has valued these shares for accounting purposes at $81,000.

Effective September 26, 2010, the Company issued an aggregate of 250,000 shares of our common stock to a law firm, in consideration of their agreeing to render services to the Company.  The Company will continue to pay such law firm its normal hourly fees for services actually performed.  The Company has valued these shares for accounting purposes at $202,500.

Effective September 26, 2010, the Company issued an aggregate of 850,000 shares of our common stock to a consultant. The Company has valued these shares for accounting purposes at $688,500.

Effective September 30, 2010, the Company sold an aggregate of 274,109 shares of our common stock to a total of four purchasers in private transactions The Company conducted in Germany.  The Company received gross proceeds from such sales totaling approximately $137,000, and incurred selling commissions and other sale expenses totaling $55,000, resulting in net proceeds of $99,868.

Effective October 26, 2010, the Company issued 376,112 shares of our common stock to a consultant in lieu of the sales commission fees incurred in connection with our private sales of our common stock in Germany during the period of July 31, through October 31, 2010.  The sales commission fees totaled $188,056.

Effective October 31, 2010, the Company sold an aggregate of 2,199,635 shares of our common stock to a total of 31 purchasers in private transactions The Company conducted in Germany.  The Company received gross proceeds from such sales totaling approximately $1,100,000, and incurred selling commissions and other sale expenses totaling $450,000, resulting in net proceeds of $857,763.

NOTE 8.  NOTES PAYABLE

Pursuant to a written lease with an unaffiliated third party, the Company occupies approximately 800 square feet of office space in London at a total cost of approximately $2,800 per month (inclusive of taxes, electricity and heat).  The lease renews automatically on a monthly basis.

On March 25, 2010, the Company received $100,000 on a note payable bearing a 50% interest rate and maturing on March 25, 2011.  Through October 31, 2010, the Company has accrued $30,137 in interest on this note.

On May 14, 2010, the Company received $250,000 in connection with a note payable.  The note bears an interest rate of 24% per annum and was payable in full at August 14, 2010.  In the event the Company fails to satisfy the note, the Company is obligated to issue to the lender warrants to purchase 100,000 shares of common stock for each month following the maturity date that the note is not fully paid.  The note was not fully satisfied as of August 14, 2010 and the Company is in the process of preparing and physically delivering a warrant certificate evidencing the 100,000 warrants issuable with respect to the Company’s failure to satisfy the note in full on or prior to such date. The additional warrants were valued at $1.08 per share .Through October 31, 2010, the Company has accrued $10,000 in interest on this note.

Effective May 24, 2010, the Company received approximately $176,484 in connection with a note payable.  The note bears an interest rate of 12% per annum and is payable in full on May 24, 2011.  As of October 31, 2010, the Company has accrued $9,084 in interest on this note.

Effective August 5, 2010, the Company received $607,461 in connection with two notes payable. The loans are evidenced by two promissory notes, each in the principal amount equal to one-half of the loan amount, $303,730.50.  The maturity date of each of the promissory note is November 1, 2011, with acceleration of such maturity date limited to non-payment and bankruptcy events.  The promissory notes each provide for interest at the below-market rate of 1.00% per annum (20.00% following an acceleration event), payable semi-annually, commencing on February 1, 2011. As of October 31, 2010, the Company has accrued $1,234 in interest on this note.

Effective September 17, 2010, the Company received $100,000 in connection with a note payable.  The note bears an interest rate of 12% per annum and is payable in full on September 17, 2011.  As of October 31, 2010, the Company has accrued $1,447 in interest on this note.

During the twelve months ended October 2010, the Company borrowed approximately $2,592,541 from related parties and shareholders.  These borrowings were in the forms of informal loans with no formal written agreements stipulating their terms.

NOTE 9.  TAXES

The Company has not recognized an income tax benefit for its operating losses generated since inception based on uncertainties concerning its ability to generate sufficient taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of October 31, 2010, the Company incurred consolidated losses of approximately $39,817,733.

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

Clenergen Corporation is an advanced development stage company incorporated in the State of Nevada and is subject to United States of America tax law.  Clenergen Corporation did not have any taxable income for the years ended October 31, 2010 and 2009 and no provision for income taxes has been made for the United States.

Clenergen Corporation Administrative Services Limited’s  office operates from the United Kingdom and its functional currency is the British Pound.  As such, the Company’s earnings are subject to the tax law of the United Kingdom, generally subject to a statutory small company’s rate of 22%.  Operations in the UK resulted in zero taxable income for the years ended October 31, 2010 and 2009 and therefore no provision for income taxes has been made for the United Kingdom.

Clenergen India Private Ltd is a 99.99% owned subsidiary of Clenergen Corporation.  The effective corporate income tax rate for foreign companies is 30.09%.  As of October 31, 2010, the Company did not realize any taxable income and no provision for income taxes has been made for India.

Deferred tax assets

At October 31, 2010, the Company has available for income tax purposes net operating loss (“NOL”) carry-forwards of $39,817,733 that may be used to offset future taxable income.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $9 million is not considered “more likely than not” and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance of $9 million.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased by approximately $8 million for the year ended October 31, 2010.

Components of deferred tax assets as of October 31, 2010 and 2009 are as follows:

	October 31,	October 31,
	2010	2009
Net deferred tax assets - Non-current:

Expected income tax benefit from NOL carry-forwards	$9,001,029	$1,116,839
Less Valuation Allowance	(9,001,029)	(1,116,839)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of income

A reconciliation of the UK and Indian statutory income tax rates and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	October 31,	October 31,
	2010	2009
United States statutory rate	15.00%	15.00%
United Kingdom statutory rate	22.00%	21.00%
Indian statutory rate	30.09%	30.09%
Increase (reduction) in income taxes resulting from:
Net Operating Loss (“NOL”) carry-forwards	(67.09)%	(67.09)%

Effective Income Tax Rate	0.0%	0.0%

Uncertain Tax Positions

A loss contingency is recognized when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position.

NOTE 10.  SUBSEQUENT EVENTS

Between October 31, 2010 and January 31, 2011, The Company sold an aggregate of 673,046 shares of our common stock to a total of nine purchasers in private transactions The Company conducted in Germany.  Gross proceeds from such sales totaled approximately $430,000, selling commissions and other sale expenses totaled $172,000, resulting in net proceeds of $258,000.  The Company believes that the issuances of these aggregate 673,046 shares are exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Effective February 1, 2011, the Company entered into a three-year lease for a 5,000 square foot facility in Chennai, India.  The total rental cost for this new facility is $6,000 per month (excluding taxes).  The Company has the right to terminate the lease in the third year of the lease term without incurring any penalties.