Form 10-Q
period 2011-01-31
Clenergen Corp
filed 2011-03-22
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 17, 2011, 143,559,934 shares of common stock of the issuer were outstanding.

Introductory Comment - Use of Terminology

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refers to Clenergen Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold at least 80% of such entities’ outstanding equity securities, including Clenergen Corporation Limited (UK) (“Clenergen Limited”), Clenergen India Private Limited (“Clenergen India”), and Clenergen Corporation Administrative Services Limited (“Clenergen Administrative”), on a consolidated basis. We also currently hold a 77% equity interest in Clenergen Ghana Limited (“Clenergen Ghana”) and a 40% equity interest in Clenergen Philippines Corporation (“Clenergen Philippines”). Unless otherwise indicated, all monetary amounts are reflected in United States Dollars and, when referenced to a specific date, converted at the currency exchange rate as of the close of business on such date, as reported in the Wall Street Journal.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “plan,” “propose,” “should,” “will,” and variations of such words. Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation:
•	our ability to raise capital to finance our growth, operations and general working capital needs, when needed and on terms advantageous to us;
•	our ability to manage growth, profitability and the marketability of our products and services;
•	general economic and business conditions;
•	the effect on our business of recent credit-tightening throughout the world;
•	the impact of developments and competition within the fossil fuels and alternative energy industries;
•	adverse results of any legal proceedings;
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

Readers of this Quarterly Report on Form 10-Q should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements. Readers should not place undue reliance on forward looking statements contained in this Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-Q or elsewhere, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CLENERGEN CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$114,393	$392,502
Accounts receivable	631,977	-
Prepaid expenses and other	2,139,245	1,853,952
Total current assets	2,885,615	2,246,454

Fixed Assets
Property and equipment, net	22,899	21,450
Total fixed assets	22,899	21,450

Other Assets
Deposits	230,634	143,020
Total other assets	230,634	143,020

TOTAL ASSETS	$3,139,148	$2,410,924

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,864,360	$1,767,689
Payroll liabilities	87,407	28,432
Due to affiliates and stockholders	4,025,927	3,491,032
Total current liabilities	6,977,694	5,287,153
Total liabilities	6,977,694	5,287,153

Stockholders' Deficiency
Preferred stock, $0.001 par value; authorized: 10,000,000; issued: none	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; issued: 142,428,834 and 141,755,788 shares, respectively	142,429	141,756
Additional paid in capital	37,005,360	36,763,163
Stock subscription receivable	(37,855)	(181,215
Accumulated other comprehensive income	214,026	217,800
Accumulated deficit	(41,162,506)	(39,817,733)
Total stockholders' deficiency	(3,838,546)	(2,876,229)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,139,148	$2,410,924

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2011 and 2010
and From October 27, 2005 (Inception) to January 31, 2011
(Unaudited)

	Three Months Ended		From
	January 31,		Inception to
	2011	2010	January 31, 2011
Revenue	$1,897,842	$-	$2,114,840
Cost of services	1,598,081	-	1,930,388
Gross profit	299,761	-	184,452

General and administrative expenses	792,725	1,449,598	37,504,020
Research and development	5,025	10,133	2,365,870
Operating loss	(497,989)	(1,459,731)	(39,685,438)

Interest expense	846,785	-	1,478,574
Other expenses	-	-	8,275
Other income	-	-	(9,781)
Loss before income taxes	(1,344,773)	(1,459,731)	(41,162,506)

Provision for income taxes
Federal	-	-	-
State	-	-	-
Net loss	$(1,344,773)	$(1,459,731)	$(41,162,506)

Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.29)

Weighted average common shares outstanding	142,046,368	90,305,470	142,046,368
Comprehensive loss:
Net loss	$(1,344,773)	$(1,459,731)	$(41,162,506)
Foreign currency translation income/(loss)	(3,774)	(34,712)	214,026
Comprehensive loss	$(1,348,547)	$(1,494,443)	$(40,948,480)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended January 31, 2011 and 2010
and From October 27, 2005 (Inception) to January 31, 2011
(Unaudited)

	Three Months Ended		From
	January 31,		Inception to
	2011	2010	January 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,344,773)	$(1,459,731)	$(41,162,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for charges not requiring outlay of cash:
Deferred financing costs	297,733	-	956,172
Depreciation and amortization	1,997	1,326	9,303
Common stock issued for interest	-	-	228,100
Common stock issued for compensation	-	533,125	28,937,623
Changes in operating assets and liabilities:
(Increase)/decrease prepaid expenses and other current assets	(296,260)	(265,387)	(358,255)
(Increase)/decrease accounts receivable	(631,977)	-	(631,977)
Deposits	(87,614)	(16,722)	(140,634)
Increase/(decrease) in accounts payable and accrued expenses	809,906	125,015	2,374,360
Increase/(decrease) in accrued payroll liabilities	58,975	19,361	87,407
Total adjustments to net loss	152,760	396,718	31,462,099
Net cash used in operating activities	(1,192,013)	(1,063,013)	(9,700,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
UBF advances	-	-	(1,791,957)
Purchase of furniture and equipment	(3,446)	(6,290)	(32,202)
Net cash flows used in investing activities	(3,446)	(6,290)	(1,824,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of stock	386,229	1,472,822	2,578,378
Due to affiliates and stockholders, net	534,895	-	7,512,416
Cash received on notes payable	-	-	1,334,139
Net cash provided by financing activities	921,124	1,472,822	11,424,933

CASH RECONCILIATION:
Effect of exchange rate changes on cash	(3,774)	(34,712)	214,026
Net increase (decrease) in cash and cash equivalents	(278,109)	368,807	114,393
Cash and cash equivalents - beginning balance	392,502	1,472	-

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$114,393	$370,279	$114,393

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for deposit on asset	$-	$-	$90,000
Common stock issued for debt cancellation	$-	$-	$4,356,725
Common stock issued in recapitalization	$-	$-	$2,175
Cash paid for interest	$-	$-	$254,435

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(A Development Stage Company)
For the Three Months Ended January 31, 2011 and 2010
and From October 27, 2005 (Inception) to January 31, 2011
(Unaudited)

Notes to Condensed Consolidated Financial Statements

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Clenergen Corporation (the “Company”) was incorporated in the State of Nevada on May 2, 2005 under the name “American Bonanza Resources Limited.” On August 4, 2009, the Company acquired Clenergen Corporation Limited (UK), a United Kingdom corporation (“Limited”), and succeeded to the business of Limited. Limited acquired the assets of Rootchange Limited, a biofuel and biomass research and development company, in April 2009. The Company commenced operating two biomass power plants in India in October 2010.

The Company has entered into agreements to acquire such plants from their current owners. The agreement to acquire one of such plants, for which the Company is reporting $1,897,842 in revenues for the three months ended January 31, 2011 in the accompanying unaudited Condensed Consolidated Statements of Operations, requires, as a condition to consummating the acquisition, that the bank-lender to the plant, IDBI Bank Ltd., approve such acquisition and the assumption of the debt owed to the bank-lender. The Company is in discussions with the bank-lender. However, the bank-lender has stated that it will not approve the acquisition until such time as the Company provides sufficient collateral in the form of cash deposits with the bank-lender as required under Indian banking laws. The Company currently does not have available the funds necessary to make such a deposit and is seeking additional capital to make the deposit. The Company has an oral arrangement with the owners of the plant to the effect that the Company is operating the plant, retaining all revenues generated from such operations and paying all costs associated with operating the plant. This oral arrangement can be terminated at any time. As such, the revenues being generated may not be deemed revenues generated from continuing operations, which is a factor in determining whether or not the Company is to be treated, for accounting purposes, as a development stage company. Accordingly, the Company will continue to be considered a development stage company until such time as the Company consummates its acquisition of this plant, or either (x) enters into a long-term definitive agreement to operate the plant, (y) commences significant operations at other plants or (z) commences other operations which result in generating operations from continuing operations under applicable accounting rules.

The Company is in the process of developing strategic clean energy and sustainable fuel supply alternatives to address the world-wide requirements for renewable and sustainable sources of power. The Company has developed a unique supply of biomass for use with gasification, combustion steam, Pyrolysis oil and pelleting technologies to generate electricity. The Company intends to use proprietary and mixed biomass feedstock to provide sustainable supplies of clean energy to regional, captive end users, mining companies and, through government- or privately-owned power grid systems and other end users, including private homes.

The Company intends to address the needs for a cleaner, greener planet with an environmentally sound and sustainable clean energy generation and integrated fuel supply chain, which is in compliance with and in excess of international standards for environmental protection, biodiversity, quality, safety and full traceability.

NOTE 2.	BASIS OF PRESENTATION

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the requirements for reporting on Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three months ended January 31, 2011 are not necessarily indicative of results that ultimately may be achieved for any future interim period or for the year ending October 31, 2011.  These interim unaudited financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

The Company has evaluated all subsequent events through the date of the Company’s Form 10-Q in which these interim financial statements and notes thereto are included for appropriate accounting and disclosure.

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements of the Company include the historical accounts of the Company’s wholly-owned subsidiaries, including Clenergen Corporation Limited (UK), Clenergen India Private Limited and Clenergen Corporation Administrative Services Limited, on a consolidated basis.  All significant intercompany balances and transactions have been eliminated.

Research and development - Research and development costs are charged to operations as incurred and include direct costs of research scientists and materials and an allocation of other core scientific services.

Revenue Recognition - Revenue from power generation is recognized on an accrual basis, based on the terms of the Company’s power purchase agreements with its governmental, quasi-governmental and private customers.  The governmental and quasi-governmental power purchase agreements typically provide for charges based on readings of outward-bound electricity from the generating plant, which readings are conducted jointly by the Company and representatives of the applicable state electricity board. Each Indian state electricity board is responsible for the electrical grid of such state, including maintenance of the grid’s infrastructure and acts as a purchaser of excess electricity injected into the grid by power generating companies, such as the Company, which is not delivered to customers of the power generating companies.  Actual revenues recognized for power supplied to the governmental, quasi-governmental and private customers may not be contemporaneous with the reading dates.   Billings to private customers are based on a monthly injection statement prepared by the Company giving details of power supplied to all customers and duly certified by the applicable state electricity board.

Accounts Receivable - Accounts receivable represent all outstanding amounts due from governmental, quasi-governmental and private customers for electricity supplied by the Company to the customers for which revenue recognition has occurred, including unbilled amounts. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable.  Since the Company has a limited operating history, management considers trends in estimating the allowance for doubtful accounts including reviewing past-due accounts receivable balances, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Amounts determined to be uncollectible will be written-off when it is determined that the balance will not be collected.  Based on the factors listed above, management concluded no allowance for doubtful accounts was required as of January 31, 2011.

Foreign currency translation - The Company’s assets and liabilities have been translated using the exchange rate at the balance sheet date.  The weighted average exchange rate for the period has been used to translate income and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity, “Accumulated Other Comprehensive Income/Loss.”

Comprehensive income (loss) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income (loss) but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity/(deficiency).  The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.  Comprehensive income (loss) is reported by the Company in the consolidated statements of operations.

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

Basic earnings (loss) per share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  As of January 31, 2011, the Company has issued potentially dilutive purchase warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock.  These shares have no effect on earnings per share as a result of the operating loss of the Company.

Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The accompanying financial statements are presented on a going concern basis. For the period of October 27, 2005 (date of inception) through January 31, 2011, the Company incurred an aggregate loss of $41,162,506.

As of January 31, 2011, the Company has not emerged from the development stage and its ability to continue as a going concern is dependent upon the Company's ability to generate net income and obtain additional financing. Since inception, the Company has financed its activities principally from the use of advances from stockholders to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of stock, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5.	PREPAID EXPENSES AND OTHER

The Company has a receivable from United Biofuels Ltd. in the amount of approximately $1.8 million representing advances the Company has made to a unit of the Government of India (IREDA) in relation to the planned acquisition of a 1.5 MW/h anaerobic digestion biomass power generation plant in Namakkal, Tamilnadu, India. The Company has also made initial investments in and advances to several entities incorporated in Ghana, India and the Philippines, which were formed to develop and expand the Company’s business in such jurisdictions.

NOTE 6.	STOCK TRANSACTIONS

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

Between November 1, 2010 and January 31, 2011, the Company sold an aggregate of 673,046 shares of its common stock to a total of nine purchasers in private transactions the Company conducted in Germany. Gross proceeds from such sales totaled approximately $444,000 and selling commissions and other sale expenses totaled approximately $202,000, resulting in net proceeds of $242,000.

The Company's stock subscription receivable was reduced by approximately $143,000 between November 1, 2010 and January 31, 2011 as the result of receiving subscription receivable payments totaling approximately $257,000, offset by new subscription receivables charges totaling $131,000 during the end of the three-month period, the receipt during such three-month period of $20,000 as an advance against a stock purchase completed subsequent to January 31, 2011 and a $2,000 charge relating to the change in currency exchange rates between October 31, 2010.

On February 16, 2011, the Company sold and issued to a total of three investors an aggregate of 491,100 shares of the Company’s common stock for a total consideration of $270,000.  The Company did not incur any selling commissions or other sale expenses in connection with such sales.

NOTE 7.	NOTE PAYABLE

During the three months ended January 31, 2011, the Company received $500,000 in an informal arrangement from an investor in conjunction with its efforts to raise additional capital. On February 16, 2011 the Company formalized the arrangement with this investor and agreed to issue 600,000 shares of the Company’s common stock for a consideration of approximately $322,000. A promissory note for the remaining amount of approximately $178,000 was executed with a stated interest rate of 12% per annum maturing on April 16, 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Over the next twelve months, we plan to expand our existing biomass generating capacity in India from 19.5 megawatt per hour (“MW/h”) to 66.8 MW/h. We are in current negotiations to enter into a fifteen year lease to operate a 27.3 MW/h power plant located in Kancheepuram, Tamilnadu, India (the “27.3 MW/h power plant”).  The 27.3 MW/h power plant is located near the 18MW/h plant that we currently operate (the “18.0 MW/h power plant”).  We also intend to upgrade the 1.5 MW/h anaerobic digestion biomass power plant in Namakkal, Tamilnadu, India that we also operate (the “1.5 MW/h power plant”) by adding a 1.0 MW/h Jenbacher gas turbine engine.  We anticipate such upgrade to be completed by end of the Company’s third fiscal quarter of 2011. At the site of the 1.5 MW/h plant, we intend to install a 2 MW/h gasification biomass power plant, for which we will source local agricultural waste as biomass feedstock prior to the cultivation of our own energy crops at plantations we intend to develop in areas close to the 1.5 plant.  We plan to purchase and/or lease a 15.0 MW/h cogeneration power plant located in Kancheepuram.  This 15.0 MW/h power plant is located near our 18.0 MW/h power plant and uses bagasse as a source of biomass for generating electricity.  The 15 MW/h plant is not currently operational and will need refurbishment work to be completed before it is capable of generating electricity.

We have a memorandum of understanding with a third party to install a 4.0 MW/h gasification biomass power plant at the third party’s new manufacturing facilities in Whitefield, Karnataka, India.  The agreement contemplates that we will own and operate the plant, provide to the third party 1.5 MW/h of the plant’s electrical output at market rates with the ability to sell any surplus electricity generated to the local state government.

We have an agreement with National Power Corporation in the Philippines to build, own and operate a 2 MW/h gasification power plant on Romblon Island which we intend to increase its generating capacity to 6MW/h in 2012.

We have an agreement with Ghana Manganese Company Limited to build, own and operate a 2MW/h gasification power plant at their mining site in Tarkwa, Ghana which will supply electricity directly to its mining operations.

In addition, we are planning two additional 2MW/h gasification power plant installations in Ghana on behalf of a mining and construction company.

Results of Operations

Three Months Ended January 31, 2011 and 2010

We commenced generating revenues in October 2010.  Such first source of revenues was generated by the 18.0 MW/h power plant.  We recognized $1,897,842 in revenues for the three months ended January 31, 2011 (our “2011 First Fiscal Quarter”) from operating the 18.0 MW/h plant.  We have entered into an agreement to acquire the plant from its current owners.  The agreement requires, as a condition to consummating the acquisition, that the bank-lender to the plant, IDBI Bank Ltd., approve such acquisition and the assumption of the debt owed to the bank-lender.  We are in discussions with the bank-lender.  However, the bank-lender has stated that it will not approve the acquisition until such time as we provide sufficient collateral in the form of cash deposits with the bank-lender as required under Indian banking laws.  We currently do not have available the funds necessary to make such a deposit and are seeking additional capital to make the deposit.  We have an oral arrangement with the owners of the plant to the effect that we are operating the plant, retaining all revenues generated from such operations and paying all costs associated with operating the plant.  This oral arrangement can be terminated at any time.  We expect to operate the 18.0 MW/h plant at 80% capacity by the completion of our fiscal year ending October 31, 2011 (our “Fiscal Year 2011”).  We have also acquired operational control of the 1.5 MW power plant and are presently conducting renovations to the plant and anticipate commencing revenue generation once the repairs to its gas engines are completed. We operated neither the 18.0 MW/h power plant nor the 1.5 MW/h power plant during the three months ended January 31, 2010 (our “2010 First Fiscal Quarter”).  We do not anticipate generating revenues during our Fiscal Year 2011 from our proposed operations in Ghana and the Philippines.

During the three months ended January 31, 2011, we incurred cost of services totaling $1,598,081 relating to various direct expenses incurred in connection with the generation of power at the 18 MW/h biomass power plant.  Such expenses include fuel inputs of biomass and other fuels, electricity charges paid to the state electricity board as open access charges for using the state’s power grid to supply power to third party customers and water charges, as well as maintenance costs relating to the plant and machinery.

General and administrative expenses for the three months ended January 31, 2011, decreased by $656,874 as compared to the comparative period in 2010, primarily due to the lack of stock-based compensation charges during our 2011 First Fiscal Quarter as compared to significant stock-based compensation charges incurred in our 2010 First Fiscal Quarter as we retained numerous consultants to assist us in developing our business plan.

We hired additional staff and management to operate the 1.5MW/h anaerobic digestion power plant in Namakkal, India in order to operate and maintain the facility. We incurred costs in repairing the power plant and, initially, were not able to operate to generate electricity at the 1.5 MW/h plant for more than four hours a day due to the stabilization process of the digesters. We are required to hire specialist engineers for maintenance and service the gas engines on an annual basis, during such time the plant is required to be closed.  We anticipate the plant to be closed for two weeks on an annual basis and the costs for such engineers to be $5,000 for the first year’s maintenance and service.

The Company has hired additional staff and management to operate the 18MW/h biomass power plant in Kancheepuram, India. The power plant requires regular maintenance and service which should result in the plant being closed down for an anticipated one month period in order to conduct such service.

We have rented new office premises in Chennai, India in order to accommodate additional administrative, accounting and management staff. This has resulted in additional overhead costs and general operating expenses.

In April 2010, we retained four consultants in Ghana to develop projects with the mining companies and local, state and countrywide governments. In November 2009, we retained three consultants in the Philippines to conduct feasibility studies for supplying off-grid electricity on certain islands to a number of mining companies. Additional office staff has been retained in the Philippines in April 2010. Significant legal costs and professional fees have been incurred during the fiscal year as a result of the SEC reporting requirements and public filings. We also incurred significant marketing costs and commission fees in connection with our sales of securities in Germany.

We are exposed to exchange rate fluctuations due to the fact that we are and are planning on operating in multiple foreign jurisdictions, including India, Ghana and Philippines.  Since most of the company’s revenues and costs are paid in the local currency of the subject country of operation, variations in the currency exchange rate between the country of operation and the United States impacts both positively and negatively the reporting results.

During our 2011 First Fiscal Quarter, we incurred interest charges in the amount of $846,785.  We did not incur any interest charges during our 2010 First Fiscal Quarter.  As of January 31, 2011, we had loans outstanding totaling $ 3,547,871 in principal amount with an aggregate weighted interest rate of 7.63% per annum.  Such loans are due affiliates and stockholders.

Liquidity and Financial Condition

Net cash used in operating activities increased by $39,080  between the comparable three month periods, primarily as a result of additional expenses incurred in our 2011 First Fiscal Quarter which are related to operations mainly at the 18 MW/h biomass power plant we operate.

Net cash used in investing activities was $3,446 for our 2011 First Fiscal Quarter. These investing activities were primarily incurred in connection with the purchase of office equipment for our new Chennai office in India.  Net cash used in investing activities was $6,290 for our 2010 First Fiscal Quarter, also primarily incurred in connection with acquisition of office equipment and furniture.

The increase in financing activities between the comparable three month periods reflects our sales of securities during our 2011 First Fiscal Quarter to support our growth and for working capital purposes.  Net cash provided by financing activities was approximately $921,124 for our 2011 First Fiscal Quarter.  Cash flows from financing activities for our 2011 First Fiscal Quarter reflect our receipt of $386,229 in net cash from our sale of an aggregate 673,046 shares of our common stock and receipt of $534,895 in advances from our affiliates and stockholders.  During our 2010 First Fiscal Quarter, we sold an aggregate of 4,595,000 shares of our common stock for net proceeds of $1,472,822.  We anticipate continuing to fund our operations through sales of our securities until such time as our operations generate sufficient revenues.

The effect of the exchange rate adjustment was a benefit $3,774 for our 2011 First Fiscal Quarter.  The exchange rate adjustment is caused by the differences in the exchange rates from period to period between our functional currency(s) versus our reporting currency and the translation of various items of the financials at different rates depending on their nature.  For our 2010 First Fiscal Quarter, we incurred an exchange rate adjustment of $34,712.  We expect to benefit from or incur charges for exchange rate adjustments in all future periods as we will be operating in various countries and exchange rates between the currencies of such countries and the US dollar will continue to fluctuate due to factors beyond our control.  We have no current intentions to hedge against currency fluctuations.

As of January 31, 2011, our company had a working capital deficit of approximately $4,092,000.

We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Operating Expenses	$4,540,000
Management and Consulting	1,210,000
General and Administrative	950,000
Total	$6,700,000

Our estimated operating expenses do not reflect the cost of feedstock for the 18MW power plant, 27.3MW power plant and 1.5MW power plant, which feedstock costs are considered costs of services.  The estimated cost of feedstock, which are not included in operating expenses, but are treated as cost of services, for the three power plants over the next twelve months is approximately $25.5 million.   Such estimated feedstock cost is based on anticipated revenues of $42.5 million.  The above table does not include additional operating expenses which we may incur as a result of acquisitions or new constructions of power plants over the next twelve months. We will need additional funds to meet our working capital requirements over next twelve months.

We anticipate that we will be required to raise additional funds through private sales of debt and equity securities of our company and certain of our wholly- and majority-owned subsidiaries, to fund our operations and execute our business plan. There is no assurance that the financing will be completed on terms advantageous to us, or at all. If we are not successful in raising additional funding, we may be forced to curtail or cease some of all of our operations and/or curtail or elect not to proceed with certain aspects of our business plan.

Our business plan contemplates acquisitions of a significant amount of equipment over the next twelve months for the purpose of increasing our generating capacity in India from 19.5MW/h to 66.8/MW/h, along with the installations of up to 8MW/h gasification power plants in Philippines and Ghana. We will have to fund the start-up costs and operations of these plants until, if ever, the plants generate sufficient cash flow from their operations.    We also will make expenditures in connection with purchases of farm equipment and other machinery for approximately 1,600 acre plantation to supply feedstock for our planned gasification power plants that we intend to build and operate, which we estimate will cost approximately $6 million.  We may also encounter unforeseen costs that could also require us to seek additional capital.  As a result, we will need to raise additional debt and/or equity funding.  However, no assurance can be given that we will be able to sell any of such securities.   An inability to obtain such funding would prevent us from constructing any biomass/gasification plants or set up feedstock plantations.  Furthermore, our power plants may not produce revenues even if successfully funded.   Our ability to obtain additional capital also will depend on market conditions, national and global economies and other factors beyond our control.   The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report in form 10K, for our fiscal year ended October 31, 2010, filed with the Securities and Exchange Commission on Febuary 15, 2011.  A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in such Annual Report. There have been no material changes to the critical accounting policies or estimates reported in the MD&A section of our audited financial statements for the year ended October 31, 2010 as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has conducted an evaluation, with the participation of our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures were not sufficiently effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

We believe that, during our 2011 First Fiscal Quarter, our disclosure controls and procedures were significantly strengthened from those in place at the beginning of the fiscal year. Our board of directors now includes three persons with accounting experience, Mike Starkie, Sanil Kumar and Tim Bowen, and we retained two other accountants with significant industry experience as part of our board’s effort to strengthen our financial and accounting team, which should result in improved disclosure controls and procedures. In October 2010, we commenced business operations and began generating revenues. Monthly management reporting initiatives are now being put in place to allow our executives to more closely monitor the operational activities of our company.

While our disclosure controls and procedures have improved, we believe there is room for further improvement subject to funding becoming available to recruit additional staff. Management is currently evaluating the situation with a view to making further improvements during our Fiscal Year 2011.

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal controls over the financial reporting and disclosure controls and procedures in the first quarter of our current year 2011. As noted above, we have added directors and staff with experience in financial reporting and accounting matters and are in the process of evaluating possible solutions to the material weaknesses to our internal controls and procedures which have been identified. We intend to disclosure any new controls and procedures or changes to current controls and procedures as they are implemented.  In addition, the Company has retained additional staff at its offices in Chennai, India as part of the Company’s overall plan to move more of its accounting and financial reporting responsibilities in-house and become less reliant upon outside accounting service providers.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 16, 2011, we sold and issued to a single investor 40,000 shares of our common stock for total consideration of $20,000.  We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

On February 16, 2011, we sold and issued to a single investor 600,000 shares of our common stock for the total consideration of $322,000.  We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

On February 16, 2011, we sold and issued to three investors 491,100 shares of our common stock for a total consideration of $270,000.  We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

As of March 9, 2011, we amended our exclusive license agreement with BioPower Corporation ("BioPower") to the effect of terminating all license rights we had previously granted to BioPower with respect to Cuba.  We have never received any royalty or other payments from BioPower or any other person or entity based on revenues generated in Cuba.  In addition, BioPower has advised us that BioPower has never operated in or generated revenues from Cuba.  We do not intend to grant any license to our intellectual property or otherwise operate or generate revenues with respect to Cuba unless such is permitted under United States and all other applicable laws.

Item 6.	Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description
10.1	Promissory Note of Clenergen Corporation dated Febuary 16, 2011 in the amount of $177,884 and payable to Mastreta Advisors Corp.
10.2	Amended Exclusive License Agreement, dated March 9, 2011, between Clenergen Corporation and BioPower Corporation.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 22, 2011	Clenergen Corporation

	By:	/s/ Mark L.M. Quinn
Mark L.M. Quinn
Executive Chairman of the Board
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)