Form 10-Q
period 2011-04-30
Clenergen Corp
filed 2011-06-20
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-130286

Clenergen Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3753 Howard Hughes Parkway
Suite 200, Las Vegas Nevada
89169
(Address of principal executive offices)	(Zip Code)

702 784 5921
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 15, 2011, 144,967,534 shares of common stock of the issuer were outstanding.

Introductory Comment - Use of Terminology

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refers to Clenergen Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold at least 80% of such entities’ outstanding equity securities, including Clenergen Corporation Limited (UK) (“Clenergen Limited”), Clenergen India Private Limited (“Clenergen India”) and Clenergen Corporation Administrative Services Limited (“Clenergen Administrative”), on a consolidated basis. We also currently hold anequity interest in Clenergen Ghana Limited (“Clenergen Ghana”) and in Clenergen Philippines Corporation (“Clenergen Philippines”). Unless otherwise indicated, all monetary amounts are reflected in United States Dollars and, when referenced to a specific date, converted at the currency exchange rate as of the close of business on such date, as reported in the Wall Street Journal.

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

•	our ability to maintain and enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;
•	changes in foreign currency exchange rates;
•	political and government changes in the countries (including local and regional governments) in which we operate;
•	the volatility of our operating results and financial condition;
•	our ability to expatriate funds, including those representing operating and/or net income, from countries in which we have operations;
•	countrywide and local laws and regulations limiting foreign ownership of real property, operating entities and/or assets;
•	our ability to attract and retain qualified senior management personnel; and
•	the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$159,769	$392,502
Inventory	1,319,574	-
Accounts receivable	331,653	-
Prepaid expenses and other	3,243,195	1,853,952
Total Current Assets	5,054,191	2,246,454

Fixed Assets:
Property and equipment, net	29,107	21,450
Total Fixed Assets	29,107	21,450

Other Assets:
Deposits	252,676	143,020
Total Other Assets	252,676	143,020
TOTAL ASSETS	$5,335,974	$2,410,924

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$4,346,817	$1,767,689
Payroll liabilities	94,174	28,432
Customer Advances	992,757	-
Due to Related Parties and Shareholders	3,841,905	3,491,032
Total Current Liabilities	9,275,653	5,287,153
Total Liabilities	9,275,653	5,287,153

Stockholders' Equity/(Deficiency):
Preferred stock, $0.001 par value; Authorized: 10,000,000 shares; Issued: None	-	-
Common stock, $0.001 par value; Authorized: 500,000,000 shares; 144,967,534 and 141,755,788 shares issued and outstanding,	144,668	141,756
Additional paid in capital	38,007,401	36,763,163
Stock subscriptions receivable	(320,969)	(181,215)
Accumulated other comprehensive income/(loss)	236,670	217,800
Accumulated deficit during development stage	(42,007,449)	(39,817,733)
Total Stockholders' Equity/Deficiency	(3,939,679)	(2,876,229)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY	$5,335,974	$2,410,924

CLENERGEN CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended April 30, 2011 and 2010
and from October 27, 2005 (Inception) to April 30, 2011
(Unaudited)
	Three Months Ended April 30,		Six Months Ended April 30,		From Inception To
	2011	2010	2011	2010	April 30, 2011
Revenue	$2,543,350	$-	$4,441,192	$-	$4,658,190
Cost of services	2,158,988	-	3,757,069	-	4,089,376
Gross profit	384,362	-	684,123	-	568,814

General and administrative expenses	672,203	5,419,513	1,464,928	6,846,225	38,176,223
Research and development	15,175	-	20,200	-	2,381,045
Operating loss	(303,016)	(5,419,513)	(801,005)	(6,846,225)	(39,988,454)

Interest expense	(541,926)	(96,412)	(1,388,711)	(96,412)	(2,020,500)

Other income, net	-	564	-	564	1,505
Loss before income taxes	(844,942)	(5,515,361)	(2,189,716)	(6,942,073)	(42,007,449)
Provision for income taxes
Federal	-	-	-	-	-
State	-	-	-	-	-
Net loss	(844,942)	(5,515,361)	(2,189,716)	(6,942,073)	(42,007,449)

Loss per share, basic and diluted	$(0.006)	$(0.060)	$(0.015)	$(0.080)	$(0.294)
Weighted average common shares outstanding	142,974,709	91,257,718	142,974,709	90,860,152	142,974,709
Comprehensive loss:
Net loss	(844,942)	(5,515,361)	(2,189,716)	(6,942,073)	(42,007,449)
Foreign currency translation (loss)/income	22,643	(321,304)	18,869	(356,017)	236,669
Comprehensive loss	$(822,299)	$(5,836,665)	$(2,170,846)	$(7,298,090)	$(41,770,779)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended April 30, 2011 and 2010
and From October 27, 2005 (Inception) to April 30, 2011
(Unaudited)
	Six Months Ended April 30,		From Inception to
	2011	2010	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,189,716)	$(6,942,073)	$(42,007,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for charges not requiring outlay of cash:
Deferred financing costs	304,170	-	962,609
Common stock issued for compensation	-	5,116,651	29,027,623
Stock issued for interest	-	-	228,100
Depreciation and amortization	6,997	2,695	14,302
Changes in operating assets and liabilities:
(Increase)/decrease prepaid expenses and other current assets	(1,389,243)	(1,871,690)	(912,396)
(Increase)/decrease in accounts receivable	(331,653)	-	(331,653)
(Increase)/decrease in inventory	(1,319,574)	-	(1,319,574)
(Increase)/decrease in deposits	(109,656)	(15,211)	(252,676)
Increase/(decrease) in accounts payable and accrued expenses	2,274,958	1,160,594	3,300,570
Increase/(decrease) in accrued payroll liabilities and customer advances	1,058,499	77,568	94,174
Total adjustments to net loss	494,498	4,470,607	30,811,080
Net cash used in operating activities	(1,695,218)	(2,471,466)	(11,196,369)

CASH FLOWS FROM INVESTING ACTIVITIES
UBF advances	-	-	(1,791,957)
Purchase of furniture and equipment	(14,654)	(10,010)	(43,408)
Net cash used in investing activities	(14,654)	(10,010)	(1,835,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliates/shareholders	785,397	2,550,406	3,299,545
Cash received from related parties and shareholders, net	672,873	-	8,321,151
Cash received on notes payable	-	452,749	1,334,139
Net cash provided by financing activities	1,458,270	3,003,155	12,954,834

CASH RECONCILIATION
Effect of exchange rate changes on cash	18,869	(356,017)	236,669
Net increase (decrease) in cash and cash equivalents	(232,733)	165,662	159,769
Cash and cash equivalents - beginning balance	392,502	1,472	-
CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	159,769	167,134	159,769

Supplemental Disclosures of Cash Flow Information:
Common stock issued for deposit	$-	$-	$90,000
Common stock issued for conversion of debt	$322,000		$322,000
Common stock issued for debt cancellation	$-	$-	$4,356,725
Common stock issued in recapitalization	$-	$-	$2,175
Cash paid for interest	$-	$-	$254,435

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(A Development Stage Company)
For the Three and Six Months Ended April 30, 2011 and 2010
and from October 27, 2005 (Inception) to April 30, 2011
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

The Company has entered into agreements to acquire such two plants from their current respective owners.  The agreement to acquire one of such plants, for which the Company is reporting $2,543,350 in revenues for the three months ended April 30, 2011 and $4,441,192 for the six months ended April 30, 2011 in the accompanying unaudited Condensed Consolidated Statements of Operations, requires, as a condition to consummating the acquisition, that the bank-lender to the plant, IDBI Bank Ltd., approve such acquisition and the assumption of the debt owed to the bank-lender.  The Company is in discussions with the bank-lender.  However, the bank-lender has stated that it will not approve the acquisition until such time as the Company provides sufficient collateral in the form of cash deposits with the bank-lender as required under Indian banking laws.  The Company currently does not have available the funds necessary to make such a deposit and is seeking additional capital to make the deposit.  No assurance can be given that the Company will be successful in obtaining such additional capital, nor, if successful, the terms and costs of additional capital will be advantageous to the Company. The Company has an oral arrangement with the owners of the plant to the effect that the Company is operating the plant, retaining all revenues generated from such operations and paying all costs associated with operating the plant.  This oral arrangement can be terminated at any time.  As such, the revenues being generated may not be deemed revenues generated from continuing operations, which is a factor in determining whether or not the Company is to be treated, for accounting purposes, as a development stage company.  Accordingly, the Company will continue to be considered a development stage company until such time as the Company consummates its acquisition of this plant, or either (x) enters into a long-term definitive agreement to operate the plant, (y) commences significant operations at other plants or (z) commences other operations which result in generating operations from continuing operations under applicable accounting rules.

The Company is reporting zero revenues from the second power plant for both the three months and six months ended April 30, 2011.

The Company is in the process of developing strategic clean energy and sustainable fuel supply alternatives to address the demand for renewable and sustainable sources of power.  The Company has developed a unique supply of biomass for use with gasification, combustion steam, Pyrolysis oil and pelleting technologies to generate electricity.  The Company intends to use proprietary and mixed biomass feedstock to provide sustainable supplies of clean energy to regional, captive end users, mining companies and, through government- or privately-owned power grid systems and other end users, including private homes.

The Company intends to address the needs for a cleaner, greener planet with environmentally sound and sustainable clean energy generation and an integrated fuel supply chain, which is intended to be in compliance with and in excess of international standards for environmental protection, biodiversity, quality, safety and full traceability.

NOTE 2.  BASIS OF PRESENTATION

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the requirements for reporting on Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three months and six months ended April 30, 2011 are not necessarily indicative of results that ultimately may be achieved for any future interim period or for the year ending October 31, 2011.  These interim unaudited financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

The Company has evaluated all subsequent events through the date of the filing of the Company’s Form 10-Q in which these interim financial statements and notes thereto are included for appropriate accounting and disclosure.

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

Accounts Receivable - Accounts receivable represent all outstanding amounts due from governmental, quasi-governmental and private customers for electricity supplied by the Company to the customers for which revenue recognition has occurred, including unbilled amounts. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable.  Since the Company has a limited operating history, management considers trends in estimating the allowance for doubtful accounts including reviewing past-due accounts receivable balances, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Amounts determined to be uncollectible will be written-off when it is determined that the balance will not be collected.  Based on the factors listed above, management concluded no allowance for doubtful accounts was required as of April 30, 2011.

Inventory - The inventory of the Company, comprising exclusively of the raw material feedstock fuel for the biomass power plant operated by the Company, have been valued at weighted average cost.

Foreign currency translation - The Company’s assets and liabilities have been translated using the exchange rate at the balance sheet date.  The weighted average exchange rate for the period has been used to translate income and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity, “Accumulated other comprehensive income/loss.”

Comprehensive income (loss) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income (loss) but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity/ (deficiency).  The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.  Comprehensive income (loss) is reported by the Company in the consolidated statements of operations.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with accounting principles relating to share-based payment which requires fair value method of accounting. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Expected forfeitures are included in determining share-based employee compensation cost. Share-based awards that do not require future services are expensed immediately.

Basic earnings (loss) per share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  As of April 30, 2011, the Company has issued potentially dilutive purchase warrants to purchase an aggregate of 2,500,000 shares of the Company common stock.  These shares have no effect on earnings per share as a result of the operating loss of the Company.

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. For the period of October 27, 2005 (date of inception) through April 30, 2011, the Company incurred an aggregate net loss of $42,007,449.

As of April 30, 2011, the Company has not emerged from the development stage and its ability to continue as a going concern is dependent upon the Company's ability to generate net income and obtain additional financing. Since inception, the Company has financed its activities principally from the use of advances from stockholders and others to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of stock, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals on reasonably commercial terms, if at all.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5.  PREPAID EXPENSES AND OTHER

The Company has a receivable from United Biofuels Ltd. in the amount of approximately $2.04 million representing advances the Company has made to a unit of the Government of India (IREDA) in connection with the Company’s planned acquisition of a 1.5 MW/h anaerobic digestion biomass power generation plant in Namakkal, Tamilnadu, India. The Company has paid an advance of around $226,000 as an initial sum towards acquiring an 8.5 MW/h power plant in Tamil Nadu, India. The Company also has made initial investments in and advances to several entities incorporated in Ghana, India and the Philippines, which were formed to develop and expand the Company’s business in such jurisdictions. Further, the Company has paid approximately $551,000 towards the long term bank loan liability of the 18.0 MW/h power plant it currently operates in Tamil Nadu, India. This payment has been classified as recoverable, pending the formal closure of the acquisition of the 18.0 MW/h power plant.

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

Between November 1, 2010 and January 31, 2011, the Company sold an aggregate of 673,046 shares of Company common stock to a total of nine purchasers in private transactions the Company conducted in Germany. Gross proceeds from such sales totaled approximately $444,000 and selling commissions and other sale expenses totaled approximately $202,000, resulting in net proceeds of $242,000.

Between February 1, 2011 and April 30, 2011, the Company sold an aggregate of 1,107,600 shares of Company common stock to a total of twenty four purchasers in private transactions the Company conducted in Germany. Gross proceeds from such sales totaled approximately $554,000 and selling commissions and other sale expenses totaled approximately $222,000, resulting in net proceeds from such sales of $332,000, of which $109,000 remains outstanding as at April 30, 2011.

On February 16, 2011, the Company sold and issued to a single investor 40,000 shares for a total consideration of $20,000.  Also, February 16, 2011, the Company sold and issued to a single investor 600,000 shares for a total consideration of $322,000.  In a third separate transaction occurring on February 16, 2011, the Company sold and issued to three investors 491,100 shares of its common stock for a total consideration of $270,000, which remains outstanding as at April 30, 2011.  The Company did not incur any commission or other fees in connection with such sales.

The Company's stock subscription receivable has increased by approximately $140,000 for the six months period between November 1, 2010 and April 30, 2011. The Company has recovered during the six months period $257,000, being receivable from earlier periods, which has reduced the subscriptions receivable. However during the six months period, the Company issued shares for which a gross subscription amount of $394,000 was outstanding as at the end of the quarter. The effect of change in currency rates between November 1, 2010 and April 30, 2011 was approximately $2,000.

NOTE 7.  NOTE PAYABLE

During the six months ended April 30, 2011, the Company received an advance of $500,000 pursuant to an informal arrangement with an investor in conjunction with the company’s efforts to raise additional capital. On February 16, 2011, the Company formalized the arrangement with this investor and agreed to issue 600,000 shares of Company common stock at a purchase price of approximately $322,000, which purchase price was applied against the $500,000 advance. A promissory note in the principal amount equal to the remaining balance of the advance, $177,884, was issued to the investor. The promissory note had a stated interest rate of 12% per annum and matured on April 16, 2011. On April 16, 2011, the investor agreed to extend the maturity date until June 30, 2011.

NOTE 8.  SUBSEQUENT EVENTS

On May 23, 2011, the Company obtained a loan of $300,000 from TCA Global Credit Fund, LP (“TCA”). The loan is evidenced by a promissory note and provides for an interest rate of 10% per annum, payable on the maturity date. The maturity date of the note is November 21, 2011. The Company received net proceeds of $277,950 on May 26, 2011 after deduction of incidental legal expenses and loan commitment charges imposed by TCA. As security for the repayment of the note, the Company entered into a Pledge and Escrow Agreement, dated May 21, 2011. Pursuant to such agreement, the Company pledged 5,000,000 shares of common stock to secure the satisfaction of the Company’s obligations under this note. The pledged shares are being held in escrow by TCA’s legal counsel.  The Company intends to use the net proceeds of the loan to fund a deposit on acquisition of an 8.5 MW/h biomass plant in India and for general working capital purposes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Over the next twelve months, we plan to expand our existing biomass generating capacity in India from 19.5 megawatt per hour (“MW/h”) to 66.8 MW/h. We are in current negotiations to enter into a fifteen year lease to operate a 27.3 MW/h power plant located in Kancheepuram, Tamilnadu, India (the “27.3 MW/h power plant”).  The 27.3 MW/h power plant is located near the 18MW/h plant that we currently operate (the “18.0 MW/h power plant”).  We have been operating the plant since March 15, 2011 and have achieved an average 65% Plant Load Factor (PLF), which is a measurement of the optimum efficiency of which the plant can operate.

We also intend to upgrade the 1.5 MW/h anaerobic digestion biomass power plant in Namakkal, Tamilnadu, India that we also will be operating (the “1.5 MW/h power plant”) by adding a 1.0 MW/h Jenbacher gas turbine engine.  We anticipate such upgrade to be completed by end of the Company’s third fiscal quarter of 2011. During the past quarter, we have conducted tests on the bi–product (compost) produced from the anaerobic digestion process and determined an estimated market value of $55 per ton. At the site of the 1.5 MW/h plant, we intend to install a 2 MW/h gasification biomass power plant, for which we will source local agricultural waste as biomass feedstock prior to the cultivation of our own energy crops at plantations we intend to develop in areas close to the 1.5 MW/h plant.  We are currently conducting tests on the use of dried chicken litter as a source of biomass for the gasification power plant.

We are still performing due diligence on the purchase and/or lease a 15 MW/h bagasse power plant located in Kancheepuram. This 15.0 MW/h power plant is located near our 18.0 MW/h power plant and uses bagasse as a source of biomass for generating electricity.  The 15 MW/h plant is not currently operational and will need refurbishment work to be completed before it is capable of generating electricity.

We have entered into a non-binding Memorandum of Agreement on May 30, 2011 to purchase an 8.5 MW/h biomass power plant located at Kaklaiyarkovil in Sivaganga District, Tamilnadu, along with its factory land estimated at 50 acres, factory building, plant and machinery. The cost of the acquisition is $11.5 million of which $3.3 million is paid in equity and $8.2 million will be in the form of the assumption of debt financing with State Bank of India (“SBI”). We have placed an advance deposit of approximately $226,000 on the plant and expect to close the acquisition prior to the completion of our current fiscal year, which ends on October 31, 2011 (“our 2011 fiscal year”). The plant location is in close proximity to local suppliers of biomass feedstock year-round (Prosopis Julia Flora), which averages $40 per ton delivered to the power plant.

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

We have an agreement with National Power Corporation in the Philippines to build, own and operate a 2.0 MW/h gasification power plant on Romblon Island which we intend to increase its generating capacity to 4 MW/h in 2012. Four hundred acres of suitable land within 3 kilometres of the power plant have been identified and a lease is currently under negotiation. This power plant will be sited on land owned by The Romblon University where there is connectivity to the national power grid within a 2 kilometer distance.

We have an agreement with Ghana Manganese Company Limited to build, own and operate a 2.0 MW/h gasification power plant at their mining site in Tarkwa, Ghana which will supply electricity directly to its mining operations.
In addition, we are planning two additional 2.0 MW/h gasification power plant installations in Ghana on behalf of a mining and construction company.

Results of Operations

Three Months Ended April 30, 2011 and 2010

Our result of operations for the subject three month periods are summarized below:

	Three Months Ended April 30,
	2011	2010
Revenue	$2,543,350	$ Nil
Cost of services	2,158,988	Nil
Operating expenses	687,378	5,419,513
Interest	541,926	96,412
Net loss	844,942	5,515,361

We did not recognize any revenues for the three months ended April 30, 2010. We commenced generating revenues in October 2010.  Our sole source of revenues for the three months ended April 30, 2011 was generated through our operating the 18.0 MW/h power plant.  The 18.0 MW/h power plant was operated for approximately 80% of the period at an average 65% PLF and we anticipate revenues from the 18.0 MW/h plant to be greater in future periods. We anticipate that the 1.5 MW/h plant will begin generating revenues before the conclusion of our 2011 fiscal year.

For the three months ended April 30, 2011, we incurred cost of services totaling $2,158,988 relating to various direct expenses incurred in connection with the generation of power at the 18.0 MW/h biomass power plant.  Such expenses include fuel inputs of biomass and other fuels, electricity charges paid to the state electricity board as open access charges for using the state’s power grid to supply power to third party customers and water charges, as well as maintenance costs relating to the plant and machinery. We do not anticipate costs of services for the 18.0 MW/h plant to increase in future periods, except in proportion to revenues, although costs of services will increase as other operations are brought online.

General and administrative expenses for the three months ended April 30, 2011, decreased by $4,732,135 as compared to the comparative period in 2010, notwithstanding that we began incurring some research and development charges in connection with our agronomy program. The decrease is primarily due to the lack of stock-based compensation charges during the three month period ended April 30, 2011, as compared to significant stock-based compensation charges of $4,615,802 incurred in the three months ended April 30, 2010, as we retained numerous consultants during the 2010 period, to assist us in developing and implementing our business plan.

During the three month period ending April 30, 2011, we incurred interest charges in the amount of $541,926 as compared to an interest expense of $96,412 in the period ending April 30, 2011. The increase in interest charges on the IDBI bank loan for the 18.0 MW/h plant for in the amount of $468,633.

Foreign Currency Transaction

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

Six Months Ended April 30, 2011 and 2010

Our result of operations for the subject six month periods are summarized below:

	Six Months Ended April 30,
	2011	2010
Revenue	$4,441,192	$ Nil
Cost of services	3,757,069	Nil
Operating expenses	1,485,128	6,846,225
Interest	1,388, 711	96,412
Net loss	2,189,716	6,942,073

We did not recognize any revenues for the six months ended April 30, 2010. We commenced generating revenues in October 2010. Our sole source of revenues from the six months ended April 30, 2011 was generated through our operating the 18.0 MW/h power plant. The 18.0MW/h plant was operated for approximately 80% of the period and we anticipate revenues from the 18.0 MW/h plant to be greater in future periods. We anticipate that the 1.5MW/h plant will begin generating revenues before the conclusion of our 2011 fiscal year.

During the six months ended April 30, 2011, we incurred cost of services totaling $3,757,069 relating to various direct expenses incurred in connection with the generation of power at the 18.0 MW/h biomass power plant.  Such expenses include fuel inputs of biomass and other fuels, electricity charges paid to the state electricity board as open access charges for using the state’s power grid to supply power to third party customers and water charges, as well as maintenance costs relating to the plant and machinery.

General and administrative expenses for the six months ended April 30, 2011, decreased by $5,361,097 as compared to the comparative period in 2010, notwithstanding that the Company has started incurring some costs on R&D for development of its agronomy business. The decrease is primarily due to the limited use of stock-based compensation during six months ended April 30, 2011, as compared to significant stock-based compensation charges of $5,116,651 incurred in the six months ended April 30, 2011.

During the six months period ended April 30, 2011, we incurred interest charges in the amount of $1,388,711 as compared to an interest expense of $96,412 for a comparative period in 2010.  The interest charges have risen mainly on account of the Company bearing the interest charges on the IDBI bank loan for the 18.0 MW/h plant for an amount of $946,874. As of April 30, 2011, we had loans outstanding totaling $3,460,882 in principal amount with an aggregate weighted interest rate of 8.00% per annum.  Such loans are due affiliates and stockholders.

We have entered into an agreement to acquire the 18.0 MW/h power plant from its current owners.  The agreement requires, as a condition to consummating the acquisition that the bank-lender to the plant, IDBI Bank Ltd., approve such acquisition and the assumption of the debt owed to the bank-lender.  We are in discussions with the bank-lender.  However, the bank-lender has stated that it will not approve the acquisition until such time as we provide sufficient collateral in the form of cash deposits with the bank-lender as required under Indian banking laws.  We currently do not have available the funds necessary to make such a deposit and are seeking additional capital to make the deposit.  No assurance can be given that the Company will not be successful in obtaining such additional capital, nor, if successful, the terms and costs of additional capital will be advantageous to the Company. We have an oral arrangement with the owners of the plant to the effect that we are operating the plant, retaining all revenues generated from such operations and paying all costs associated with operating the plant.  This oral arrangement can be terminated at any time.  We expect to operate the 18.0 MW/h plant at 80% capacity by the completion of our fiscal year ending October 31, 2011 (our “Fiscal Year 2011”).  We have also acquired operational control of the 1.5 MW/h power plant and are presently conducting renovations to the plant and anticipate commencing revenue generation once the repairs to its gas engines are completed. We operated neither the 18.0 MW/h power plant nor the 1.5 MW/h power plant during the three and six months ended April 30, 2010.  We do not anticipate generating revenues during our Fiscal Year 2011 from our proposed operations in Ghana and the Philippines.

We hired additional staff and management to operate the 1.5MW/h anaerobic digestion power plant in Namakkal, India in order to operate and maintain the facility. We incurred costs in repairing the power plant and, initially, were not able to operate to generate electricity at the 1.5 MW/h plant for more than four hours a day due to the stabilization process of the digesters. We are required to hire specialist engineers for maintenance and service the gas engines on an annual basis, during such time the plant is required to be closed.  We anticipate the plant to be closed for two weeks on an annual basis and the costs for such engineers to be $5,000 for the first year’s maintenance and service. We have conducted tests on the bi-product (chicken litter compost) and believe that if the plant is operated at full capacity, the sale of the bi-product would result in additional revenues of $525,600 based on estimation of 30 tons generated per 1 MW/h of power generated at 80% PLF, at an an estimated market value of $40 per ton. Repair work on the 1.5 MW/h power plant has been scheduled for July 2011 and we expect to start operating at full capacity prior to the completion of our 2011 Fiscal Year.

We have hired additional staff and management for the 18.0 MW/h biomass power plant. The plant requires regular maintenance and service which should result in the plant being closed down for an anticipated one month period in order to conduct such service. We have been operating the plant since March 15, 2011 and have achieved on average 65% PLF. We have established a medical centre onsite and engage full time qualified medical service teams to operate the medical centre and provide free medical services to our employees and their related family members. The costs relating to this center will be included in general and administrative expenses on our Statement of Operations.

We have rented new office premises in Chennai, India in order to accommodate additional administrative, accounting and management staff. This has resulted in additional overhead costs and general operating expenses, estimated at $5000 per month as compared to the office rental costs of $1,800 per month.

In April 2010, we retained four consultants in Ghana to develop projects with the mining companies and local, state and countrywide governments. We have submitted proposals to build and operate/or transfer two 2.0 MW/h gasification power plants in Ghana.

In November 2009, we retained three consultants in the Philippines to conduct feasibility studies for supplying off-grid electricity on certain islands to a number of mining companies. Additional office staff has been retained in the Philippines in April 2010. We entered into a non-binding Memorandum of Agreement with National Power Corporation for the supply of 10.0 MW/h of renewable energy at designated sites throughout the Philippines, which is revolving once the first 10.0 MW/h have been installed. We expect to build and operate 2.0 MW/h on Romblon Island, Philippines and an additional 2.0 MW/h in our Fiscal Year 2012.

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

Liquidity and Financial Condition

Net cash used in operating activities decreased by $776,248 for the six months period ended April 30, 2011 when compared with the same period in 2010, notwithstanding that there was a higher net loss during the six months period ended April 30, 2010 of $6,942,073 compared to a net loss of $2,189,716 for the six month period ended April 30, 2011, primarily due to higher non-cash expenses such as share-based compensation of $5,116,651 incurred in the six months period ended April 30, 2010. Also the net working capital has increased by $183,331 in 2011 as compared to a decrease of $648,739 in 2010.

Net cash used in investing activities was $14,654 for the six months ended April 30, 2011 as compared to $10,010 for the comparable six month period in 2010. These investing activities were primarily incurred in connection with the purchase of office equipment for our new Chennai office in India.  Net cash used in investing activities 2010 was also primarily incurred in connection with acquisition of office equipment and furniture.

We sold 300,000 shares of common stock in aggregate for legal and investor relations services, and borrowed approximately $500,000 which was applied to repayment of the principal amounts due on the IDBI loan on the 18.0 MW/h power plant.

The decrease in financing activities between the comparable six month periods is mainly because the Company has borrowed lesser funds from its affiliates and shareholders in 2011 compared to 2010 for working capital purposes.  Cash flows from financing activities for the six months period ended April 30, 2011 was $1,458,270 as compared to $3,003,155 for a similar period in 2010.

The effect of the exchange rate adjustment was a benefit $18,869 for the six months period ended April 30, 2011.  The exchange rate adjustment is caused by the differences in the exchange rates from period to period between our functional currency(s) versus our reporting currency and the translation of various items of the financials at different rates depending on their nature.  For the comparative period in 2010, the exchange rate adjustment was $356,017.  We expect to benefit from or incur charges for exchange rate adjustments in all future periods as we will be operating in various countries and exchange rates between the currencies of such countries and the US dollar will continue to fluctuate due to factors beyond our control.  We have no current intentions to hedge against currency fluctuations.

As of April 30, 2011, our company had a working capital deficit of approximately $4,221,000.

We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Operating expenses	$4,540,000
Management and consulting fees	1,210,000
General and administrative charges	950,000
Total	$6,700,000

Our estimated operating expenses do not reflect the cost of feedstock for the 18.0MW/h power plant, 27.3MW/h power plant and 1.5MW power plant, which feedstock costs are considered costs of services.  We project entering into a lease agreement for the 27.3MW/h power plant in July 2011, subject to satisfactory completion of a testing period. The estimated cost of feedstock, which are not included in operating expenses, but are treated as cost of services, for the three power plants over the next twelve months is approximately $25.5 million.   Such estimated feedstock cost is based on anticipated revenues of $42.5 million.  The above table does not include additional operating expenses which we may incur as a result of acquisitions or new constructions of power plants over the next twelve months. We will need additional funds to meet our working capital requirements over next twelve months.

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

Our business plan contemplates acquisitions of a significant amount of equipment over the next twelve months for the purpose of increasing our generating capacity in India from 19.5MW/h to 66.8/MW/h, along with the installations of gasification power plants in Philippines and Ghana, which are anticipated to generate 8.0MW/h of renewable electricity.  We will have to fund the start-up costs and operations of these plants until, if ever, the plants generate sufficient cash flow from their operations. We also will make expenditures in connection with purchases of farm equipment and other machinery for approximately 1,600 acre plantation to supply feedstock for our planned gasification power plants that we intend to build and operate, which we estimate will cost approximately $6 million.  We may also encounter unforeseen costs that could also require us to seek additional capital.  As a result, we will need to raise additional debt and/or equity funding.  However, no assurance can be given that we will be able to sell any of such securities.   An inability to obtain such funding would prevent us from constructing any biomass/gasification plants or set up feedstock plantations.  Furthermore, our power plants may not produce revenues even if successfully funded.   Our ability to obtain additional capital also will depend on market conditions, national and global economies and other factors beyond our control.   The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders. Furthermore, we can not guarantee the anticipated yields from the planting of energy crops as a source of biomass feedstock for our power plants, nor can we ensure against fire and other natural disasters that would inversely impact to supply of biomass feedstock to our power plants.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K, for our fiscal year ended October 31, 2010, filed with the Securities and Exchange Commission on Febuary 15, 2011.  A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in such Annual Report. There have been no material changes to the critical accounting policies or estimates reported in the MD&A section of our audited financial statements for the year ended October 31, 2010 as filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has conducted an evaluation, with the participation of our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures were not sufficiently effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

We believe that, during the six months ended April 30, 2011, our disclosure controls and procedures were significantly strengthened from those in place at the beginning of the fiscal year. Our board of directors now includes two persons with accounting experience, Mike Starkie and Sanil Kumar, and we retained two other accountants with significant industry experience as part of our board’s effort to strengthen our financial and accounting team, which should result in improved disclosure controls and procedures. In October 2010, we commenced business operations and began generating revenues. Monthly management reporting initiatives are now being put in place to allow our executives to more closely monitor the operational activities of our company.

While our disclosure controls and procedures have improved, we believe there is room for further improvement subject to funding becoming available to recruit additional staff. Management is currently evaluating the situation with a view to making further improvements during our Fiscal Year 2011.

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal controls over the financial reporting and disclosure controls and procedures in the second quarter of our current year 2011. As noted above, we have added directors and staff with experience in financial reporting and accounting matters and are in the process of evaluating possible solutions to the material weaknesses to our internal controls and procedures which have been identified. We intend to disclosure any new controls and procedures or changes to current controls and procedures as they are implemented.  In addition, the Company has retained additional staff at its offices in Chennai, India as part of the Company’s overall plan to move more of its accounting and financial reporting responsibilities in-house and become less reliant upon outside accounting service providers.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Between February 1, 2011 and April 30, 2011, we sold and issued an aggregate of 1,107,600 shares of our common stock to a total of 24 purchasers in private transactions we conducted in Germany. Gross proceeds from such sales totaled approximately $554,000 and selling commissions and other sale expenses totaled approximately $222,000, resulting in net proceeds from such sales of $332,000. We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

On February 16, 2011, we sold and issued to a single investor 40,000 shares for a total consideration of $20,000.  Also, February 16, 2011, the Company sold and issued to a single investor 600,000 shares for a total consideration of $322,000.  In a third separate transaction occurring on February 16, 2011, the Company sold and issued to three investors 491,100 shares of its common stock for a total consideration of $270,000.  The Company did not incur any commission or other fees in connection with such sales. We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

On May 5, 2011, we  issued 50,000 shares of our common stock and paid $12,000 in cash in consideration of Cooper Global Communications, LLC (“CGC”) agreeing to enter into a retention agreement with our company, to assist us on a non-exclusive basis as a investor relations and public relations advisor. We believe that the issuances of such shares are exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

On May 5, 2011, we issued 300,000 shares of our common stock to a total of three consultants as consideration for entering into consultancy agreements with our company. We believe that the issuances of such shares are exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuances of the shares were conducted in a transaction not involving any public offering.

On May 20, 2011, we pledged 5,000,000 shares of our common stock with a single lender as a collateral security for a loan of $300,000 granted to us by the lender. The loan carries an interest rate of 10% per annum and matures on November 21, 2011. The shares are being held in escrow by the lender’s legal counsel. We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Between February 1, 2011 and April 30, 2011, the Company sold an aggregate of 1,107,600 shares of Company common stock to a total of twenty four purchasers in private transactions the Company conducted in Germany. Gross proceeds from such sales totaled approximately $554,000 and selling commissions and other sale expenses totaled approximately $222,000, resulting in net proceeds from such sales of $332,000.

On February 16, 2011, we sold and issued to a single investor 40,000 shares for a total consideration of $20,000. Also, February 16, 2011, the Company sold and issued to a single investor 600,000 shares for a total consideration of $322,000.  In a third separate transaction occurring on February 16, 2011, the Company sold and issued to three investors 491,100 shares of its common stock for a total consideration of $270,000.  The Company did not incur any commission or other fees in connection with such sales. We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Item 6.  Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description
10.1
Promissory Note of Clenergen Corporation, dated May 21, 2011, in the principal amount of $300,000 and payable to TCA Global Credit Master Fund, LP, [Incorporated in the Report on Form 8-K (Date of Report: May 26,2011) of Clenergen Corporation, filed with the SEC on May 26, 2011, 2009.]

10.2
Pledge and Escrow Agreement dated as of May 21, 2011, by and among Clenergen Corporation, TCA Global Credit Master Fund, LP and David Kahan, P.A.,[Incorporated in the Report on Form 8-K (Date of Report: May 26,2011) of Clenergen Corporation, filed with the SEC on May 26, 2011, 2009.].

10.3
Promissory Note of Clenergen Corporation, dated February 16, 2011, in the amount of $177,884 and payable to Maestreta Advisors Corp, [Incorporated in the Report on Form 10Q (Date of Report: January 31, 2011) of Clenergen Corporation, filed with the SEC on March 22, 2011]

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

Dated: June 20, 2011	Clenergen Corporation

	By:	/s/ Mark L.M. Quinn
Mark L.M. Quinn
Chairman and Chief Executive Officer
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)