Form 10-Q
period 2011-07-31
Clenergen Corp
filed 2011-09-20
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-130286

Clenergen Corporation
(Exact name of registrant as specified in its charter)
Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3753 Howard Hughes Parkway
Suite 200, Las Vegas NV
USA	89169
(Address of principal executive offices)	(Zip Code)

+1 702 784 5921
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
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 14, 2011, 151,639,191 shares of common stock of the issuer were outstanding.

Introductory Comment - Use of Terminology

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us” and “our” refers to Clenergen Corporation and, unless the context indicates otherwise, our subsidiaries in which we hold at least 80% of such entities’ outstanding equity securities, including Clenergen Corporation Limited (UK) (“Clenergen Limited”) and Clenergen Corporation Administrative Services Limited (“Clenergen Administrative”), on a consolidated basis. We also currently hold a 37% equity interest in Clenergen Ghana Limited (“Clenergen Ghana”), a 40% equity interest in Clenergen Philippines Corporation (“Clenergen Philippines”), a 40% interest in Clenergen Guyana Inc. (“Clenergen Guyana”) and a 40% equity interest in Clenergen Trinidad Inc. (“Clenergen Trinidad”). Unless otherwise indicated, all monetary amounts are reflected in United States Dollars and, when referenced to a specific date, converted at the currency exchange rate as of the close of business on such date, as reported in the Wall Street Journal.

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

•	our ability to maintain and enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;
•	changes in foreign currency exchange rates;
•	political and government changes in the countries (including local and regional governments) in which we operate;
•	the volatility of our operating results and financial condition;
•	our ability to expatriate funds including those representing operating and / or net income from countries in which we have operations;
•	countrywide local laws and regulations limiting foreign ownership of real property, operating entities and / or assets;
•	our ability to attract and retain qualified senior management personnel; and
•	the other risks and uncertainties detailed in this Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission.

We have no management control of Clenergen Ghana, Clenergen Guyana, Clenergen Trinidad or Clenergen Philippines, (collectively the “Joint Venture Entities”). Full management control of such entities is held by Futenco AG, a Seychelles corporation (“Futenco”). Futenco is a newly formed entity. We can give no assurance that Futenco will be able to secure the funding requirements to execute the projects currently under contract with the Joint Venture Entities, nor any future projects of the Joint Venture Entities.  As such, there are substantial risks regarding to our investment in the Joint Venture Entities, including, but not limited to, those relating to available capital to operate, lack of management control and reliance on Futenco to provide on a timely basis, accurate financial information in order for us to prepare and report our quarterly and annual financial statements and results as required by applicable federal securities laws. Readers should carefully consider such risks, uncertainties and of information with regards to our relationship with and reliance on Futenco.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,207	$357,046
Other receivables	429,519	-
Prepaid expenses and other	87,932	42,181
Current Assets of discontinued operations	6,438,876	1,847,227
Total Current Assets	6,961,534	2,246,454

Fixed Assets:
Property and equipment, net	5,847	7,347
Fixed Assets of discontinued operations	19,471	14,103
Total Fixed Assets	25,318	21,450

Other Assets:
Deposits	94,056	94,091
Deposits of discontinued operations	214,839	48,929
Total Other Assets	308,894	143,020
TOTAL ASSETS	$7,295,746	$2,410,924

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$1,299,694	$706,474
Due to affiliates and shareholders	2,843,275	1,961,810
Current Liabilities of discontinued operations	7,005,841	2,618,869
Total Current Liabilities	11,148,811	5,287,153
Total Liabilities	11,148,811	5,287,153

Stockholders' Deficiency:
Preferred stock, $0.001 par value; Authorized: 10,000,000 shares; Issued: None	-	-
Common stock, $0.001 par value; Authorized: 500,000,000 shares; 146,004,191 and 141,755,788 shares issued and outstanding,	146,005	141,756
Additional paid in capital	38,598,425	36,763,163
Stock subscriptions receivable	(211,929)	(181,215)
Accumulated other comprehensive income	237,905	217,800
Accumulated deficit during development stage	(42,623,471)	(39,817,733)
Total Stockholders' Deficiency	(3,853,065)	(2,876,229)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$7,295,746	$2,410,924

CLENERGEN CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended July 31, 2011 and 2010
and from October 27, 2005 (Inception) to July 31, 2011
(Unaudited)
	Three Months Ended July 31,		Nine Months Ended July 31,		From Inception To
	2011	2010	2011	2010	July 31, 2011
Revenue	$-	$-	$-		$-
Cost of services	-	-	-	-	-
Gross profit	-	-	-	-	-

General and administrative expenses	746,176	6,108,349	1,694,316	12,930,073	36,197,844
Research and development	15,000	29,408	35,200	29,408	2,351,440
Operating loss	(761,176)	(6,137,757)	(1,729,517)	(12,959,481)	(38,549,284)
Interest expense	(81,590)	(61,538)	(520,937)	(68,403)	(572,814)
Other income	-	9,239	-	9,537	9,499

Loss before income taxes	(842,765)	(6,190,056)	(2,250,454)	(13,018,347)	(39,112,599)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(842,765)	(6,190,056)	(2,250,454)	(13,018,347)	(39,112,599)
Income/(loss) from discontinued operations	226,743	(477,028)	(555,284)	(1,712,491)	(3,510,872)
Net loss	$(616,022)	$(6,667,084)	$(2,805,738)	$(14,730,838)	$(42,623,471)

Loss per share from continuing operations	$(0.006)	$(0.064)	$(0.016)	$(0.139)	$(0.274)
Loss per share from discontinued operations	$0.002	$(0.005)	$(0.004)	$(0.018)	$(0.025)
Loss per share, basic and diluted	$(0.004)	$(0.069)	$(0.019)	$(0.157)	$(0.298)
Weighted average common shares outstanding	145,608,207	96,796,253	143,726,094	93,815,505	142,974,709
Comprehensive loss:

Net loss	(616,022)	(6,667,084)	(2,805,738)	(14,730,838)	(42,623,471)
Foreign currency translation (loss)/income	1,235	543,531	20,105	187,514	237,905
Comprehensive loss	$(620,552)	$(6,124,690)	$(2,852,420)	$(14,544,461)	$(42,477,342)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2011 and 2010
and From October 27, 2005 (Inception) to July 31, 2011
(Unaudited)
	Nine Months Ended July 31,			From Inception to July 31,
	2011		2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(2,805,738)	$(14,730,838)	$(42,623,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for charges not requiring outlay of cash:
Deferred Financing Costs		304,170	536,490	962,609
Common stock issued for compensation		249,000	10,214,632	29,186,623
Stock issued for interest		-	-	228,100
Depreciation and amortization		1,500	1,373	3,486
Changes in operating assets and liabilities:
(Increase)/decrease prepaid expenses and other current assets		(349,921)	(601,831)	(87,932)
(Increase)/decrease other receivables		(429,519)	-	(429,519)
(Increase)/decrease deposits		36	(127,168)	(94,056)
Increase/(decrease) in accounts payable and accrued expenses		593,221	(2,097,376)	1,299,694
Total adjustments to net loss		368,486	9,129,782	31,159,006
Net cash used in operating activities of continuing operations		(2,437,252)	(5,601,056)	(11,464,466)
Net cash (used in) provided by operating activities of discontinued operations		(98,274)	1,749,193	15,120
CASH FLOWS FROM INVESTING ACTIVITIES
Advances for discontinued operations		(261,839)	(1,661,520)	(2,053,796)
Purchase of furniture and equipment		(15,842)	(11,558)	(44,598)
Net cash used in investing activities		(277,681)	(1,673,078)	(2,098,394)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliates/shareholders		1,237,797	1,194,484	3,429,945
Cash received from related parties and shareholders, net		1,203,465	2,383,057	8,550,957
Cash received on notes payable		-	1,779,197	1,334,139
Net cash provided by financing activities		2,441,262	5,356,738	13,315,041

CASH RECONCILIATION
Effect of exchange rate changes on cash		20,106	187,514	192,812
Net increase (decrease) in cash and cash equivalents		(351,839)	19,311	5,207
Cash and cash equivalents - beginning balance		357,046	1,472	-
CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD		5,207	20,783	5,207
Supplemental Disclosures of Cash Flow Information:
Common stock issued for deposit		$-	$-	$90,000
Common stock issued for debt cancellation		$322,000	$-	$4,678,725
Common stock issued in recapitalization	$		$-	$2,175
Cash paid for interest		$-	$-	$254,435

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(A Development Stage Company)
For the Three and Nine Months Ended July 31, 2011 and 2010
and from October 27, 2005 (Inception) to July 31, 2011
(Unaudited)

Notes to Condensed Consolidated Financial Statements

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Clenergen Corporation (the “Company,” “we,” “our” and “us”) was incorporated in the State of Nevada on May 2, 2005 under the name “American Bonanza Resources Limited.”  On August 4, 2009, the Company acquired Clenergen Corporation Limited (UK), a United Kingdom corporation (“Limited”), and succeeded to the business of Limited.  Limited acquired the assets of Rootchange Limited, a biofuel and biomass research and development company, in April 2009.  The Company commenced operating two biomass power plants in India in October 2010.

We had entered into agreements to acquire two biomass power plants from their current respective owners.  The agreement to acquire one of such plants, which generated $1,276,514 in revenues for discontinued operations for the three months ended July 31, 2011 and $5,717,705 for the nine months ended July 31, 2011, required, as a condition to consummating the acquisition, that the bank-lender to the plant, IDBI Bank Ltd, approve such acquisition and the assumption of the debt owed to the bank-lender.  However, the bank-lender had stated that it will not approve the acquisition until such time as we provided sufficient collateral in the form of cash deposits with the bank-lender as required under Indian banking laws.  We did not have available the funds necessary to make such a deposit. We had an oral arrangement with the owners of the plant to the effect that we would operate the plant, retain all revenues generated from such operations and pay all costs associated with operating the plant.

We were not able to raise the funds required for the cash deposit from equity or debt financing. Furthermore, the transportation cost of feedstock for supplying fuel to the power plant was significantly higher than projected. Furthermore, servicing the debt loan to IDBI was not possible from the revenues generated from operating the power plant. As a result, the plant operated at a net consolidated loss through until July 31, 2011. We were not able to operate the power plant during the month of July 2011 due to a sudden change in government policy by the State of Tamilnadu regarding the sale of power by independent power producers (each, an “IPP”). The office of the new Chief Minister of Tamilnadu proposed a change in legislation which would require IPP’s to either sell electricity to the state government or to private clients under private power supply agreements. Historically, the power plant had been selling electricity to private clients and during off peak periods, selling electricity at a significantly lower rate to the State of Tamilnadu. The consequences of such legislation being passed would have had a negative impact on the ability to generate profits from biomass power plants located within the State of Tamilnadu and possibly resulting in the closure of biomass power plants. In order to counteract this legislation, all the IPPs stopped producing electricity as from July 1, 2011. The legislation was withdrawn on July 27, 2011 as a result of the actions taken by the IPPs in the State of Tamilnadu.

We reported zero revenues from the second power plant, a 1.5MW Anaerobic Digestion Power Plant located in Namikkall, Tamilnadu for both the three months and nine months ended July 31, 2011. Trials commenced in October 2010 using one of the GE Jenbacher gas engines. The second engine required maintenance in order to be operational. After three months of trials, it was determined that both the GE Jenbacher gas engines needed servicing in order to operate efficiently. The estimated cost of repairs and maintenance required hiring specialized engineers to assess the cost involved in repairing the engines and providing ongoing maintenance services.

As a result of the operational issues associated with these two power plants, we decided on September 5, 2011 to divest ourselves of our assets and liabilities in Clenergen India Private Limited (“Clenergen India”). We entered into a Transfer Agreement, effective as of September 5, 2011 (the “Divestiture Agreement”), whereby we sold to Maxrise Powergen Limited, a Hong Kong corporation (“Maxrise”), all of our equity interest in Clenergen India.  The purchase price for the sale of our Clenergen India equity interest was $1.00; although the Divesture Agreement also requires Maxrise to transfer to us the sum of $1,011,669.99 by September 2, 2011. Maxrise had requested additional time to complete the transfer such funds, of which we have granted. We expect to have received the full amount on or before September 30, 2011.

Excluded from the transfer of our Clenergen India equity interest was the license we were granted from Star Biotechnology Limited related to Polyploidy growth technology covering India and Sri Lanka and other third party agreements with agronomy and technology suppliers located in India.  As a result of such sale, the assets and liabilities of Clenergen India will no longer be reflected on our consolidated financial statements. Maxrise is owned by a consortium of Asian Investors.

The divestiture of Clenergen India, the granting of equity interests and 100% management control in Clenergen Ghana, Clenergen Guyana, Clenergen Trinidad and Clenergen Philippines to Futenco and the licensing of certain of our intellectual property rights to Futenco reflects the shift in our business model toward becoming a worldwide supplier of biomass feedstock for use in producing wood chips for renewable electricity, Pyrolysis oil and wood pellets to co-fire coal power plants in an effort to reduce their carbon emissions. The business model anticipates a continued focus on the installation of small turnkey gasification power plants for the captive end users, such as mining and manufacturing operations.  Our primary income streams will be through the supply of saplings for energy crops, development fees, license fees, sale of biomass feedstock grown on our plantations and distributions from the Joint Venture Entities and other projects in which we participate.

NOTE 2.  BASIS OF PRESENTATION

These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the requirements for reporting on Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three months and nine months ended July 31, 2011 are not necessarily indicative of results that ultimately may be achieved for any future interim period or for the year ending October 31, 2011.  These interim unaudited financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

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

Accounts Receivable - Accounts receivable represent all outstanding amounts due from governmental, quasi-governmental and private customers for electricity supplied by the Company to the customers for which revenue recognition has occurred, including unbilled amounts. The Company establishes an allowance for doubtful accounts based on estimates as to the collectability of accounts receivable.  Since the Company has a limited operating history, management considers trends in estimating the allowance for doubtful accounts including reviewing past-due accounts receivable balances, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Amounts determined to be uncollectible will be written-off when it is determined that the balance will not be collected.  Based on the factors listed above, management concluded no allowance for doubtful accounts was required as of July 31, 2011.

Foreign currency translation - The Company’s assets and liabilities have been translated using the exchange rate at the balance sheet date.  The weighted average exchange rate for the period has been used to translate income and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity, “Accumulated other comprehensive income/loss.”

Comprehensive income (loss) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income (loss) but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ deficiency.  The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.  Comprehensive income (loss) is reported by the Company in the consolidated statements of operations.

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

Basic loss per share - Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  As of July 31, 2011, the Company has issued potentially dilutive purchase warrants to purchase an aggregate of 2,500,000 shares of the Company common stock.  These shares have no effect on earnings per share as a result of the operating loss of the Company.

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. For the period of October 27, 2005 (date of inception) through July 31, 2011, the Company incurred an aggregate net loss of $42,623,471.

As of July 31, 2011, we had not emerged from the development stage and our ability to continue as a going concern is dependent upon our ability to generate net income and obtain additional financing. Since inception, we have financed our operations principally from the use of advances from stockholders and others.  We intend to finance our future development activities through joint ventures, licensing fees and biomass supply agreements. Under agreements signed with Futenco, all overhead, salaries and project financing requirements of the Joint Venture Entities for their current and future projects in Guyana, Ghana and the Philippines will be funded by Futenco.  We are not required to fund the salaries and overheads of our subsidiary companies. As a result, we no longer retain any full time consultants.

We anticipate that we will finance our overhead, consulting, directors and advisory fees largely from the issuance of stock, until such time that funds provided by operations and other revenue streams are sufficient to fund our working capital requirements. There can be no assurance that we will be successful at achieving our financing needs on reasonably commercial terms, if at all.

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

During the months of May and June, 2011, we sold an aggregate of 365,200 shares of our common stock to a total of four purchasers in private transactions we conducted in Germany. Gross proceeds from such sales totaled approximately $181,000 and selling commissions and other sale expenses totaled approximately $72,000, resulting in net proceeds from such sales of $109,000.

On May 5, 2011, we issued an aggregate of 300,000 shares of our common stock to three consultants of our company, which were valued at $249,000.
On June 16, 2011, we sold and issued to a single investor 357,143 shares for a total consideration of $125,000. We did not incur any commission or other fees in connection with such sale.

On June 29, 2011, we sold and issued to a single investor 285,714 shares for a total consideration of $100,000.  We did not incur any commission or other fees in connection with such sales.

On July 8, 2011, we sold and issued to a single investor 28,600 shares of our common stock for a total consideration of $10,000. We did not incur any commission or other fees in connection with such sales.

Our stock subscription receivable has decreased by approximately $109,000 between April 30, 2011 and July 31, 2011, such subscriptions being receivable from earlier periods and recovered during the current quarter.

NOTE 6.  NOTE PAYABLE

Pursuant to an agreement signed on May 17, 2011, the Company received an interim bridge loan of $150,000 from a private investor towards the working capital requirements of its India subsidiary. The Company intends to repay the bridge loan to the private investor in September 2011.

NOTE 7.  SUBSEQUENT EVENTS

The Company entered into a Shareholders Agreement (the “Clenergen Ghana Shareholders Agreement”) with Futenco with respect to the operation of its formerly majority-owned subsidiary, Clenergen Ghana Limited (“Clenergen Ghana”).  The Clenergen Ghana Shareholders Agreement was made effective as of September 5, 2011.  Under the Clenergen Ghana Shareholders Agreement, Futenco was required to invest $35,000 in Clenergen Ghana on or before August 31, 2011. As of September 19, 2011, no portion of such $35,000 has been received. Futenco assumed a 57% equity interest in Clenergen Ghana, with the Company owning a 40% equity interest and three non-affiliated individuals owning the remaining 3% equity interest.  Futenco will have full management control of Clenergen Ghana and be entitled to a 60% “revenue share.”  Futenco has the option to acquire the Company’s equity interest for fair market value at any time within the first year, and for $1.00 in the event that Clenergen files for administration.  Futenco is required to use its best efforts to obtain funding of project financing by December 31, 2012 and, if such financing has not been so obtained, the Company will have the option to purchase Futenco’s equity interest for $35,000 plus an amount equal to any additional investment in Clenergen Ghana made by Futenco.  The Company has the option to purchase from Futenco an 11% equity interest in Clenergen Ghana for a mutually agreed upon price if any class of the Company’s securities becomes listed on the American Stock Exchange (the “AMEX”).  We can give no assurance that any class of our securities will ever be listed on the AMEX.

The Company has also entered into an agreement (“Agreement”) with Futenco to raise a $30 million fund for the purpose of cultivating energy crops in Malaysia, Sri Lanka, and Guatemala and in certain regions of Ghana which are not subject to the Clenergen Ghana Shareholders Agreement.

The Company  entered into a Shareholders Agreement (the “Clenergen Guyana and Trinidad Shareholders Agreement”) with Futenco with respect to the operation of its formerly majority-owned subsidiaries, Clenergen Guyana Inc., Clenergen Trinidad Inc. (a Guyana corporation) and Clenergen Trinidad Inc. (a Trinidad and Tobago corporation) (collectively, “Clenergen Guyana and Trinidad”). The Clenergen Guyana and Trinidad Shareholders Agreement was made effective as of September 5, 2011.  Under the Clenergen Guyana and Trinidad Shareholders Agreement, Futenco is responsible to invest $150,000 in Clenergen Guyana and Trinidad on or before August 31, 2011.  As of September 19, 2011, no portion of such $150,000 has been received. Futenco will assume a 60% equity interest in Clenergen, with the Company owning the remaining 40% equity interest.  Futenco will have full management control of Clenergen Guyana and Trinidad.  Futenco has the option to acquire the Company’s equity interest for fair market value at any time within the first year, and for $1.00 in the event that the Company files for administration.  Futenco is required to use its best efforts to obtain funding of project financing by December 31, 2012 and, if such financing has not been so obtained, the Company will have the option to purchase Futenco’s equity interest for $150,000 plus an amount equal to any additional investment in Clenergen Guyana and Trinidad made by Futenco.  The Company has the option to purchase from Futenco an 11% equity interest in Clenergen Guyana and Trinidad for a mutually agreed upon price if any class of the Company’s securities becomes listed on the AMEX.  We can give no assurance that any class of our securities will ever be listed on the AMEX.

The Company entered into a Shareholders Agreement (the “Clenergen Philippines Shareholders Agreement”) with Futenco with respect to the operation of our formerly majority-owned subsidiary, Clenergen Philippines Limited (“Clenergen Philippines”).  The Clenergen Philippines Shareholders Agreement was made effective as of August 31, 2011.  Under the Clenergen Philippines Shareholders Agreement, Futenco was required to invest $400,000 in Clenergen Philippines on or before August 31, 2011.  As of September 16, 2011, a balance of $262,000 has not been received. Futenco will assume a 60% equity interest in Clenergen, with our owning a 40% equity interest.  Futenco will have full management control of Clenergen Ghana.  Futenco has the option to acquire the Company’s equity interest for fair market value at any time within the first year, and for $1.00 if the Company is in administration.  Futenco is required to use its best efforts to obtain funding of project financing by December 31, 2012, and, if such financing has not been so obtained, the Company will have the option to purchase Futenco’s equity interest for $425,000 plus an amount equal to any additional investment in Clenergen Philippines made by Futenco.  We have the option to purchase from Futenco an 11% equity interest in Clenergen Philippines for a mutually agreed upon price if any class of the Company’s securities becomes listed on the AMEX.  We can give no assurance that any class of our securities will ever be listed on the AMEX.

The Company entered into a license agreement (the “Futenco License Agreement”) with Futenco, pursuant to which the Company granted Futenco certain licenses to the Company’s intellectual property.  Such licenses included (a) exclusive rights within Ghana, Guyana and the Philippines, (b) first rights of refusal for exclusive licenses for the territories of Saipan, Guam, Brazil, the Bahamas, the Dominican Republic, Haiti and Puerto Rico, to be granted on a per project basis provided that a project is implemented within the next twelve months, (c) exclusive distribution rights within Ghana, Guyana and the Philippines and first rights of refusal for exclusive distribution rights for the territories of the United States, Japan, South Korea, Saipan, Guam, Brazil, the Bahamas, the Dominican Republic, Haiti and Puerto Rico, to be granted on a per project basis provided that a project is implemented within the next twelve months.   The Futenco License Agreement contemplates that Futenco will also establish a renewable energy fund, designated for the cultivation of energy crop plantations throughout the emerging and Caribbean markets.  Clenergen will retain the rights to own a majority stake in each of the projects and joint ventures formed within the regions where it is suitable for the cultivation of energy crops, such as Malaysia, Saipan, Guam, Brazil, Bahamas, Dominican Republic, Haiti, Puerto Rico, Sri Lanka, Malaysia and Guatemala.

NOTE 8.  DISCONTINUED OPERATIONS

The Company entered into a Transfer Agreement, effective as of September 5, 2011 (the “Divestiture Agreement”), pursuant to which the Company sold to Maxrise Powergen Limited, a Hong Kong corporation (“Maxrise”), all of its equity interest and mortgages in Clenergen India.  The purchase price for the sale of its Clenergen India equity interest was $1.00; although the Divesture Agreement also required Maxrise to transfer to the Company the sum of $1,011,669.99, representing past advances to Clenergen India made on behalf of the Company. As of September 19, 2011, such payment has not been received by the Company.

As of September 5, 2011, operations had ceased at the 18MW/h and 1.5MW/ power plants in Tamilnadu, India being operated by Clenergen India. The results for operations for the plants are presented as discontinued operations in the Company’s consolidated financial statements. The financial presentation and footnotes for fiscal year 2011 and 2010 have been restated to show the comparable effects of the discontinued operations.

The following table summarizes the operating results of the discontinued operations for the and nine month periods ended July 31, 2011 and 2010 and from inception to July 31, 2011.

	Three months period ended	Three months period ended	Nine months period ended	Nine months period ended	From inception till
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010	July 31, 2010

Revenue	$1,276,514	$-	$5,717,705	$-	$5,934,703
Cost of services	302,031	-	4,059,100	-	4,391,407
Gross profit	974,483	-	1,658,606	-	1,543,296
Operating expenses	277,516	137,622	794,303	1,284,064	3,046,674
Interest expense	470,224	339,434	1,419,587	428,708	1,999,500
Other income / (expense)	-	28	-	281	(7,994)

Income/(loss) before income taxes	226,743	(477,028)	(555,284)	(1,712,491)	(3,510,872)
Provision for income taxes	-	-	-	-	-
Net profit / (loss) from discontinued operations, net of tax	$226,743	$(477,028)	$(555,284)	$(1,712,491)	$(3,510,872)

The following table sets forth the assets and liabilities of the Company’s discontinued operations included in the consolidated financial statements of the Company as at July 31, 2011 and as at October 31, 2010

	As at	As at
	July 31, 2011	October 31, 2010

Cash	$177,931	$35,456
Inventory	2,179,758	-
Accounts Receivables	190,957	-
Prepaid Expenses and Other	3,890,230	1,811,771
Current assets of discontinued operations	$6,438,876	$1,847,227

Fixed assets of discontinued operations	$19,471	$14,103

Deposits of discontinued operations	$214,839	$48,929

Accounts Payable and Accrued Expenses	$3,940,467	$1,061,216
Payroll Liabilities	160,906	28,432
Customer Advances	1,005,276	-
Due to Related Parties and Shareholders	1,899,192	1,529,222
Current liabilities of discontinued operations	$7,005,841	$2,618,870
NOTE 9.  RELATED PARTY TRANSACTIONS

On June 3, 2011, the Company received $47,000 as a temporary loan from a party having prior association with Mark LM Quinn, Chief Executive Officer of the Company. The proceeds of the loan was to be  used to pay certain operational expenses of the Company.  The Company is obligated to pay the lender the sum of $58,700 in full satisfaction of the loan upon the Company obtaining sufficient funds for such purpose.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the divesture of Clenergen India and the joint venture and licensing arrangements now in place in Guyana, Ghana Trinidad and Philippines, the Company’s primary income streams will be through the supply of saplings for energy crops, development fees, distributions from the Company’s joint ventures, sales of biomass feedstock from the Company’s plantations and distributions from other projects in which the Company participates.

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

Results of Operations

Three Months Ended July 31, 2011 and 2010

Our result of operations for the subject three month periods are summarized below:

	Three Months Ended July 31,
	2011	2010
Revenue	$ Nil	$ Nil
Cost of Services	Nil	Nil
Operating expenses	761,176	6,137,757
Interest	81,590	61,538
Net loss from continuing operations	(842,765)	(6,190,056)
Net profit / (loss) from discontinued operations	226,743	(477,028)
Overall net loss	(616,022)	(6,667,084)

We did not recognize any revenues for the three months ended July 31, 2011 (the “2011 Third Fiscal Quarter”) and 2010 (the “2010 Third Fiscal Quarter”). We generated $1,276,514 in revenues for the three months ended July 31, 2011 from operating an 18.0 MW/h biomass power plant in Tamilnadu, India, which revenues are being accounted for as part of the discontinued operations of the Company.

During the three months ended July 31, 2011, we incurred cost of services for our discontinued operations totaling $302,031 relating to various direct expenses incurred in connection with the generation of power at the 18 MW/h plant.  Such expenses include supply costs of biomass and other fuels, electricity charges paid to the state electricity board as open access charges for using the state’s power grid to supply power to third party customers and water charges, as well as maintenance costs relating to the plant.

Operating expenses relating to our continuing operations for the three months ended July 31, 2011 decreased by $5,376,581 as compared to the comparative period in 2010. The decrease is primarily due to the lack of stock-based compensation charges during our 2011 Third Fiscal Quarter as compared to significant consulting fees, finance costs and stock-based compensation charges of $3,039,000 incurred in our 2010 Third Fiscal Quarter. These expenses were incurred last year in connection with our retention of three consultants to perform business development and capital raising charges.

During our 2011 Third Fiscal Quarter, we incurred interest charges relating to our continuing operations in the amount of $81,590 as compared to interest expense of $61,538 in the 2010 Third Fiscal Quarter.  However, the Company also incurred interest charges on its discontinued operations, primarily being the interest charges on the IDBI bank loan for the 18 MW/h plant, in the amount of $470,224 and $ 339,434 for the three months period ended July 31, 2011 and 2010, respectively.

Nine Months Ended July 31, 2011 and 2010

Our result of operations for the subject nine month periods are summarized below:

	Nine Months Ended July 31,
	2011	2010
Revenue	$ Nil	$ Nil
Cost of Services	Nil	Nil
Operating expenses	1,729,517	12,959,481
Interest	520,937	68,403
Net loss from continuing operations	(2,250,454)	(13,018,347)
Net loss from discontinued operations	(555,284)	(1,712,491)
Overall net loss	(2,805,738)	(14,730,838)

We did not recognize any revenues for the nine months ended July 31, 2011 (the “2011 Nine Month Period”) and 2010 (the “2011 Nine Month Period”).  We generated $5,717,705 in revenues for the nine months ended July 31, 2011 from operating the 18.0 MW/h plant, which is accounted for as part of the discontinued operations of the Company.

During the nine months ended July 31, 2011, we incurred cost of servicing our discontinued operations totaling $4,059,100 relating to various direct expenses incurred in connection with the generation of power at the 18 MW/h plant.  Such expenses include supply costs for biomass and other fuels, open access charges for using the state’s power grid and water charges, as well as maintenance costs relating to the plant.

Operating expenses relating to our continuing operations for the nine months ended July 31, 2011 decreased by $11,229,964 as compared to the 2010 Nine Month Period. The decrease is primarily a result of incurring share-based compensation of $9,265,000 and significant commission, consulting and financing costs in the 2010 Nine Month Period.  Share-based compensation for the 2011 Ninth Month Period was $249,000.

During the nine month period ended July 31, 2011, we incurred interest charges relating to our continuing operations in the amount of $520,937, compared to an interest expense of $68,403 compared to the 2010 Nine Month Period.  The interest charges have increased due to the increase in the loans from shareholders and affiliates which were used to fund the working capital requirement of the Company and its subsidiaries. Also, for the 2011 Nine Month Period, we incurred discontinued operations interest charges on the IDBI bank loan for the 18 MW/h plant in the amount of $1,419,587. As of July 31, 2011, we had loans outstanding totaling $4,587,670 in principal amount with an aggregate weighted interest rate of 8.00% per annum.  Such loans primarily are due affiliates and stockholders.

We do not anticipate generating operating revenues during our Fiscal Year 2011.

In April 2010, we retained four consultants in Ghana to develop projects with the mining companies and local, state and countrywide governments. In November 2009, we retained three consultants in the Philippines to conduct feasibility studies for supplying off-grid electricity on certain islands to a number of mining companies. Additional office staff was retained in the Philippines in April 2010. Significant legal costs and professional fees have been incurred during the nine month ending July 31, 2011 fiscal year as a result of the SEC reporting requirements and public filings. We also incurred significant marketing costs and commission fees in connection with our sales of securities in Germany during the nine month period ending July 31, 2011.

We are exposed to exchange rate fluctuations due to the fact that we are operating in and have invested in the Joint Venture Entities that are operating in multiple foreign jurisdictions, including Guyana, Ghana and the Philippines.  Since most of our revenues and costs are paid in the local currency of the subject country of operation, variations in the currency exchange rate between the country of operation and the United States can positively or negatively impact the Company’s reporting results.

Liquidity and Financial Condition

Net cash used in operating activities decreased by $3,163,804 in the nine months period ended July 31, 2011 when compared with the same period in 2010.  We incurred a higher net loss in the 2010 Nine Month Period of $14,730,837 as compared to a net loss of $2,805,738 for the 2011 Nine Month Period. For the 2010 Nine Month Period, we incurred significant non-cash expenses, such as share-based compensation of $10,214,632, which has been reduced in the current year.

Net cash provided  by operating activities of discontinued operations has increased by $1,847,467 primarily due to an increase in inventory and accounts receivable during the third fiscal quarter in 2011.

Net cash used in investing activities decreased by $1,395,397 for the nine months ended July 31, 2011 as compared to the 2010 Nine Month Period.  In the 2010 Nine Month Period, net cash used in investing activities included an advance of $1,661,520 towards the purchase of a 1.5 MW/h biomass power plant in Tamilnadu, India.

The decrease in financing activities between the comparable nine month periods is mainly due to the Company has borrowed less funds from its affiliates and shareholders in 2011 as compared 2010 for working capital purposes. Cash flows from financing activities for the nine months period ended July 31, 2011 was $2,441,262 as compared to $5,356,738 for the similar period in 2010.

The effect of the exchange rate adjustment was a loss of $20,106 for the nine months period ended July 31, 2011.  The exchange rate adjustment is caused by the differences in the exchange rates from period to period between our functional currency(s) versus our reporting currency and the translation of various items of the financials at different rates depending on their nature.  For a comparative period in 2010, we incurred an exchange rate adjustment of $187,514.  We expect to benefit from or incur charges for exchange rate adjustments in all future periods as we will be operating in various countries and exchange rates between the currencies of such countries and the US dollar will continue to fluctuate due to factors beyond our control.  We have no current intentions to hedge against currency fluctuations.

As of July 31, 2011, our company we had a working capital deficit of approximately $ 4,279,000.

We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Operating expenses	$800,000
Management and consulting	1,200,000
General and administrative	1,700,000
Total	$3,700,000

We anticipate that we will be required to raise funds through private sales of debt and equity securities to fund our operations and execute our business plan.  We may also encounter unforeseen costs that could also require us to seek additional capital.  Our ability to obtain additional capital will depend on market conditions, national and global economies and other factors beyond our control.   The terms of any future debt or equity funding that we may obtain may be unfavorable to us and to our stockholders.  If we are not successful in raising additional funding on favorable terms, we may be forced to curtail or cease some of all of our operations and/or curtail or elect not to proceed with certain aspects of our business plan.

There also are substantial risks regarding to our investment in the Joint Venture Entities, including, but not limited to, those relating to available capital to operate, lack of management control and reliance on Futenco to provide on a timely basis, accurate financial information in order for us to prepare and report our quarterly and annual financial statements and results as required by applicable federal securities laws. Readers should carefully consider such risks, uncertainties and of information with regards to our joint venture and licensing arrangements with Futenco.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has conducted an evaluation, with the participation of our principal executive and principal acting financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures were not sufficiently effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act. While our disclosure controls and procedures have improved, we believe there is room for further improvement.  . Management is currently evaluating the situation with a view to making further improvements during our Fiscal Year 2011. The reconciliation of monthly accounts has not been managed in a timely manner, which has resulted in the account information required for consolidated financial reports being received late.  We intend to recruit a Chief Financial Officer with experience in US GAAP accounting and SEC filing procedures in order to improve our accounting and reporting procedures and preparation of our Annual Report on Form 10-K for the year ending October 31, 2011.

We will not be directly operating power plants under the joint venture and licensing agreement with Futenco.  We do not intend to finance the operations of power plants in the future. The divesture of Clenergen India has allowed us to focus on generating revenues from development fees, license fees, sale of biomass feedstock, distributions from our joint venture investments and other projects.  Internal controls and procedures to account for these revenue streams do not require us to have our own management operating the subsidiary companies. We will anticipate that we have one seat on the board of directors for each company where we have a minority equity interest. Our director will be responsible on a monthly basis for providing us with information which shall include, but not be limited to, monthly account statements, quarterly financial reports, agreements, profit and loss statements, employee staffing and incentive programs and other information that is relevant to the operations of these companies or is required in order for us to timely and accurately report on our financial results and financial position.

Changes in Internal Control over Financial Reporting

We have changed our internal control over financial reporting as a result of the divesture of Clenergen India and no longer are required to consolidate the accounts from this former majority-owned subsidiary.  As noted above, we intend to recruit experience management in financial reporting and accounting matters and are in the process of evaluating possible solutions to the material weaknesses to our internal controls and procedures which have been identified.  We intend to disclose any new controls and procedures or changes to current controls and procedures as they are implemented.  As a 40% shareholder in the Joint Venture Entities, the Company reserves the right to receive monthly statement of accounts and any other such information required in order to meet regulatory reporting requirements.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the months of May and June, 2011, we sold and issued an aggregate of 365,200 shares of our common stock to a total of four purchasers in private transactions we conducted in Germany. Gross proceeds from such sales totaled approximately $181,000 and selling commissions and other sale expenses totaled approximately $72,000, resulting in net proceeds from such sales of $109,000. We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

On June 16, 2011, we sold and issued to a single investor 357,143 shares of our common stock for a total consideration of $125,000. We did not incur any commission or other fees in connection with such sale.  We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

On June 29, 2011, the Company sold and issued to a single investor 285,714 shares for a total consideration of $100,000.  We did not incur any commission or other fees in connection with such sale. We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

On July 8, 2011, the Company sold and issued to a single investor 28,600 shares of its common stock for a total consideration of $10,000. We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

On August 18, 2011, the Company issued an aggregate of 3,635,000 shares our common stock to a total of twelve consultants as consideration for entering into consultancy agreements with our company. We believe that the issuances of such shares are exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuances of the shares were conducted in a transaction not involving any public offering.

On September 14, 2011, we issued 2,000,000 shares of our common stock to a consultant as consideration for entering into consultancy agreement with our Company. We believe that the issuance of such shares is exempt from the registration requirements of the Securities Act, by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the issuance of the shares was conducted in a transaction not involving any public offering.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

On September 12, 2011, we filed with the Securities and Exchange Commission a Current Report on Form 8-K in which we disclosed our sale of our Indian subsidiary, our agreements with Futenco, the resignation of certain of our Directors and other matters. We refer readers to such from 8-K for further information on such disclosed matters.

Item 6.  Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Exhibit Description

10.1	Agreement executed by Clenergen India Private Limited on May 17, 2011 and Vastani Company SA
10.1
Agreement, executed by Clenergen Corporation on September 5, 2011 and by Futenco [Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the Securities and Exchange Commission on September 12, 2011.]

10.2
Transfer Agreement, effective as of September 5, 2011, between Clenergen Corporation and Maxrise Powergen Limited. [Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the SEC on September 12, 2011.]

10.3
Shareholders Agreement, effective as of September 5, 2011, between Clenergen Corporation and Futenco. [Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the SEC on September 12, 2011.]

10.4
Shareholders Agreement, effective as of September 5, 2011, between Clenergen Corporation and Futenco. [Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the SEC on September 12, 2011.]

10.5
Shareholders Agreement, effective as of August 31, 2011, between Clenergen Corporation and Futenco. [Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the SEC on September 12, 2011.]

10.6
License Agreement, effective as of September 1, 2011, between Clenergen Corporation and Futenco. [Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the SEC on September 12, 2011.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
99.1
Resignation letter dated September 5, 2011, of Alex Worrall. [Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the SEC on September 12, 2011.]

99.2
Resignation letter dated September 5, 2011, of Sanil Kumar. [Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the SEC on September 12, 2011.]

99.3
Resignation letter dated September 5, 2011, of Pamela Peeters. [Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the SEC on September 12, 2011.]

99.4
Resignation letter dated September 5, 2011, of David Sonnenberg. [Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (Date of Report: September 5, 2011) of Clenergen Corporation, filed with the SEC on September 12, 2011.]

99.5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 19, 2011	Clenergen Corporation

	By:	/s/ Mark L.M. Quinn
Mark L.M. Quinn
Executive Chairman and Chief Executive Officer of the Board
(Duly Authorized Officer
and Principal Executive Officer)

By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)