Form 10-Q/A
period 2011-07-31
Clenergen Corp
filed 2011-09-21
CIK 1342916

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CLENERGEN CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,207	$357,046
Other receivables	429,519	-
Prepaid expenses and other	87,932	42,181
Current Assets of discontinued operations	6,438,876	1,847,227
Total Current Assets	6,961,534	2,246,454

Fixed Assets:
Property and equipment, net	5,847	7,347
Fixed Assets of discontinued operations	19,471	14,103
Total Fixed Assets	25,318	21,450

Other Assets:
Deposits	94,055	94,055
Deposits of discontinued operations	214,839	48,929
Total Other Assets	308,894	142,984
TOTAL ASSETS	$7,295,746	$2,410,924

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$1,299,695	$706,474
Due to affiliates and shareholders	2,843,275	1,961,810
Current Liabilities of discontinued operations	7,005,841	2,618,869
Total Current Liabilities	11,148,811	5,287,153
Total Liabilities	11,148,811	5,287,153

Stockholders' Deficiency:
Preferred stock, $0.001 par value; Authorized: 10,000,000 shares; Issued: None	-	-
Common stock, $0.001 par value; Authorized: 500,000,000 shares; 146,004,191 and 141,755,788 shares issued and outstanding,	146,005	141,756
Additional paid in capital	38,598,425	36,763,163
Stock subscriptions receivable	(211,929)	(181,215)
Accumulated other comprehensive income	237,905	217,800
Accumulated deficit during development stage	(42,623,471)	(39,817,733)
Total Stockholders' Deficiency	(3,853,065)	(2,876,229)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$7,295,746	$2,410,924

CLENERGEN CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended July 31, 2011 and 2010
and from October 27, 2005 (Inception) to July 31, 2011
(Unaudited)
	Three Months Ended July 31,		Nine Months Ended July 31,		From Inception To
	2011	2010	2011	2010	July 31, 2011
Revenue	$-	$-	$-		$-
Cost of services	-	-	-	-	-
Gross profit	-	-	-	-	-

General and administrative expenses	746,176	6,108,349	1,694,316	12,930,073	36,197,844
Research and development	15,000	29,408	35,200	29,408	2,351,440
Operating loss	(761,176)	(6,137,757)	(1,729,517)	(12,959,481)	(38,549,284)
Interest expense	(81,590)	(61,538)	(520,937)	(68,403)	(572,814)
Other income	-	9,239	-	9,537	9,499

Loss before income taxes	(842,765)	(6,190,056)	(2,250,454)	(13,018,347)	(39,112,599)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(842,765)	(6,190,056)	(2,250,454)	(13,018,347)	(39,112,599)
Income/(loss) from discontinued operations	226,743	(477,028)	(555,284)	(1,712,491)	(3,510,872)
Net loss	$(616,022)	$(6,667,084)	$(2,805,738)	$(14,730,838)	$(42,623,471)

Loss per share from continuing operations	$(0.006)	$(0.064)	$(0.016)	$(0.139)	$(0.274)
Loss per share from discontinued operations	$0.002	$(0.005)	$(0.004)	$(0.018)	$(0.025)
Loss per share, basic and diluted	$(0.004)	$(0.069)	$(0.019)	$(0.157)	$(0.298)
Weighted average common shares outstanding	145,608,207	96,796,253	143,726,094	93,815,505	142,974,709
Comprehensive loss:

Net loss	(616,022)	(6,667,084)	(2,805,738)	(14,730,838)	(42,623,471)
Foreign currency translation (loss)/income	1,235	543,531	20,105	187,514	237,905
Comprehensive loss	$(614,787)	$(6,123,553)	$(2,785,633)	$(14,543,324)	$(42,385,566)

The accompanying notes are an integral part of these financial statements.

CLENERGEN CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2011 and 2010
and From October 27, 2005 (Inception) to July 31, 2011
(Unaudited)
	Nine Months Ended July 31,			From Inception to July 31,
	2011		2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(2,805,738)	$(14,730,838)	$(42,623,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for charges not requiring outlay of cash:
Deferred Financing Costs		304,170	536,490	962,609
Common stock issued for compensation		249,000	10,214,632	29,186,623
Stock issued for interest		-	-	228,100
Depreciation and amortization		1,500	1,373	3,486
Changes in operating assets and liabilities:
(Increase)/decrease prepaid expenses and other current assets		(349,921)	601,831	(87,932)
(Increase)/decrease other receivables		(429,519)	-	(429,519)
(Increase)/decrease deposits		36	(127,168)	(4,056)
Increase/(decrease) in accounts payable and accrued expenses		593,221	(2,097,376)	1,299,694
Total adjustments to net loss		368,486	9,129,782	31,159,006
Net cash used in operating activities of continuing operations		(2,437,252)	(5,601,056)	(11,464,466)
Net cash (used in) provided by operating activities of discontinued operations		(98,274)	1,749,193	15,120
CASH FLOWS FROM INVESTING ACTIVITIES
Advances for discontinued operations		(261,839)	(1,661,520)	(2,053,796)
Purchase of furniture and equipment		(15,842)	(11,558)	(44,598)
Net cash used in investing activities		(277,681)	(1,673,078)	(2,098,394)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliates/shareholders		1,237,797	1,194,484	3,429,945
Cash received from related parties and shareholders, net		1,203,465	2,383,057	8,550,957
Cash received on notes payable		-	1,779,197	1,334,139
Net cash provided by financing activities		2,441,262	5,356,738	13,315,041

CASH RECONCILIATION
Effect of exchange rate changes on cash		20,106	187,514	237,905
Net increase (decrease) in cash and cash equivalents		(351,839)	19,311	5,207
Cash and cash equivalents - beginning balance		357,046	1,472	-
CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD		5,207	20,783	5,207
Supplemental Disclosures of Cash Flow Information:
Common stock issued for deposit		$-	$-	$90,000
Common stock issued for debt cancellation		$322,000	$-	$4,678,725
Common stock issued in recapitalization	$		$-	$2,175
Cash paid for interest		$-	$-	$254,435

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

We had entered into agreements to acquire two biomass power plants from their current respective owners. The agreement to acquire one of such plants required, as a condition to consummating the acquisition, that the bank-lender to the plant, IDBI Bank Ltd, approve such acquisition and the assumption of the debt owed to the bank-lender.  However, the bank-lender had stated that it will not approve the acquisition until such time as we provided sufficient collateral in the form of cash deposits with the bank-lender as required under Indian banking laws.  We did not have available the funds necessary to make such a deposit. We had an oral arrangement with the owners of the plant to the effect that we would operate the plant, retain all revenues generated from such operations and pay all costs associated with operating the plant.

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

The second power plant, a 1.5MW Anaerobic Digestion Power Plant, is located in Namikkall, Tamilnadu, India. Trials commenced in October 2010 using one of the GE Jenbacher gas engines. The second engine required maintenance in order to be operational. After three months of trials, it was determined that both the GE Jenbacher gas engines needed servicing in order to operate efficiently. The estimated cost of repairs and maintenance required hiring specialized engineers to assess the cost involved in repairing the engines and providing ongoing maintenance services.

As a result of the operational issues associated with these two power plants, we decided on September 5, 2011 to divest Clenergen India Private Limited (“Clenergen India”). We entered into a Transfer Agreement, effective as of September 5, 2011 (the “Divestiture Agreement”), whereby we sold to Maxrise Powergen Limited, a Hong Kong corporation (“Maxrise”), all of our equity interest in Clenergen India.  The purchase price for the sale of our Clenergen India equity interest was $1.00; although the Divesture Agreement also requires Maxrise to transfer to us the sum of $1,011,700 by September 2, 2011, representing past advances to Clenergen India made on behalf of the Company. Maxrise had requested additional time to complete the transfer such funds, of which we have granted. We expect to have received the full amount on or before September 30, 2011, representing past advances to Clenergen India made on behalf of the Company.

In connection with the Transfer Agreement, Maxrise has agreed to assume all the operating assets and liabilities of Clenergen India which are disclosed as discontinued operations in the accompanying consolidated financial statements. On the date of the sale Clenergen India had negative equity resulting in a gain on the sale of Clenergen India which will be recognized in the fourth quarter of 2011. The operating assets of Clenergen India primarily consist of current assets and certain other long-lived assets which were acquired by Maxrise on an as-is basis and with no conditions regarding their valuation or recoverability. Accordingly, no impairment loss has been recognized in the accompanying consolidated financial statements against the discontinued assets of Clenergen India. Further, Maxrise has also assumed the liabilities of Clenergen India and will be responsible to settle debts due to note holders and vendors. We have not accrued any losses from contingencies or other related liabilities as the agreement with Maxrise was to transfer liabilities on the books of Clenergen India without recourse.

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

NOTE 7.  SUBSEQUENT EVENTS

The Company entered into a Shareholders Agreement (the “Clenergen Ghana Shareholders Agreement”) with Futenco with respect to the operation of its formerly majority-owned subsidiary, Clenergen Ghana Limited (“Clenergen Ghana”).  The Clenergen Ghana Shareholders Agreement was made effective as of September 5, 2011.  Under the Clenergen Ghana Shareholders Agreement, Futenco is required to invest $35,000 in Clenergen Ghana on or before August 31, 2012. As of September 19, 2011, no portion of such $35,000 has been received. Futenco assumed a 57% equity interest in Clenergen Ghana, with the Company owning a 40% equity interest and three non-affiliated individuals owning the remaining 3% equity interest.  Futenco will have full management control of Clenergen Ghana and be entitled to a 60% “revenue share.”  Futenco has the option to acquire the Company’s equity interest for fair market value at any time within the first year, and for $1.00 in the event that Clenergen files for administration.  Futenco is required to use its best efforts to obtain funding of project financing by December 31, 2012 and, if such financing has not been so obtained, the Company will have the option to purchase Futenco’s equity interest for $35,000 plus an amount equal to any additional investment in Clenergen Ghana made by Futenco.  The Company has the option to purchase from Futenco an 11% equity interest in Clenergen Ghana for a mutually agreed upon price if any class of the Company’s securities becomes listed on the American Stock Exchange (the “AMEX”).  We can give no assurance that any class of our securities will ever be listed on the AMEX.

The Company has also entered into an agreement (“Agreement”) with Futenco to raise a $30 million fund for the purpose of cultivating energy crops in Malaysia, Sri Lanka, and Guatemala and in certain regions of Ghana which are not subject to the Clenergen Ghana Shareholders Agreement.

The Company  entered into a Shareholders Agreement (the “Clenergen Guyana and Trinidad Shareholders Agreement”) with Futenco with respect to the operation of its formerly majority-owned subsidiaries, Clenergen Guyana Inc., Clenergen Trinidad Inc. (a Guyana corporation) and Clenergen Trinidad Inc. (a Trinidad and Tobago corporation) (collectively, “Clenergen Guyana and Trinidad”). The Clenergen Guyana and Trinidad Shareholders Agreement was made effective as of September 5, 2011.  Under the Clenergen Guyana and Trinidad Shareholders Agreement, Futenco is required to invest $150,000 in Clenergen Guyana and Trinidad on or before August 31, 2012.  As of September 19, 2011, no portion of such $150,000 has been received. Futenco will assume a 60% equity interest in Clenergen, with the Company owning the remaining 40% equity interest.  Futenco will have full management control of Clenergen Guyana and Trinidad.  Futenco has the option to acquire the Company’s equity interest for fair market value at any time within the first year, and for $1.00 in the event that the Company files for administration.  Futenco is required to use its best efforts to obtain funding of project financing by December 31, 2012 and, if such financing has not been so obtained, the Company will have the option to purchase Futenco’s equity interest for $150,000 plus an amount equal to any additional investment in Clenergen Guyana and Trinidad made by Futenco.  The Company has the option to purchase from Futenco an 11% equity interest in Clenergen Guyana and Trinidad for a mutually agreed upon price if any class of the Company’s securities becomes listed on the AMEX.  We can give no assurance that any class of our securities will ever be listed on the AMEX.

The Company entered into a Shareholders Agreement (the “Clenergen Philippines Shareholders Agreement”) with Futenco with respect to the operation of our formerly majority-owned subsidiary, Clenergen Philippines Limited (“Clenergen Philippines”).  The Clenergen Philippines Shareholders Agreement was made effective as of August 31, 2011.  Under the Clenergen Philippines Shareholders Agreement, Futenco is required to invest $400,000 in Clenergen Philippines on or before August 31, 2012.  As of September 16, 2011, a balance of $262,000 has not been received. Futenco will assume a 60% equity interest in Clenergen, with our owning a 40% equity interest.  Futenco will have full management control of Clenergen Ghana.  Futenco has the option to acquire the Company’s equity interest for fair market value at any time within the first year, and for $1.00 if the Company is in administration.  Futenco is required to use its best efforts to obtain funding of project financing by December 31, 2012, and, if such financing has not been so obtained, the Company will have the option to purchase Futenco’s equity interest for $425,000 plus an amount equal to any additional investment in Clenergen Philippines made by Futenco.  We have the option to purchase from Futenco an 11% equity interest in Clenergen Philippines for a mutually agreed upon price if any class of the Company’s securities becomes listed on the AMEX.  We can give no assurance that any class of our securities will ever be listed on the AMEX.

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

NOTE 8.  DISCONTINUED OPERATIONS

The Company entered into a Transfer Agreement, effective as of September 5, 2011 (the “Divestiture Agreement”), pursuant to which the Company sold to Maxrise Powergen Limited, a Hong Kong corporation (“Maxrise”), all of its equity interest and mortgages in Clenergen India.  The purchase price for the sale of its Clenergen India equity interest was $1.00; although the Divesture Agreement also required Maxrise to transfer to the Company the sum of $1,011,700, representing past advances to Clenergen India made on behalf of the Company. As of September 19, 2011, such payment has not been received by the Company.

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

The Company has not recognized an impairment loss on the assets from discontinued operations due to factors listed in Note 1 to the Company's consolidated financial statements.

The following table summarizes the operating results of the discontinued operations for the three and nine month periods ended July 31, 2011 and 2010 and from inception to July 31, 2011.

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

The following table sets forth the assets and liabilities of the Company’s discontinued operations included in the consolidated financial statements of the Company as at July 31, 2011 and as at October 31, 2010.

	As at	As at
	July 31, 2011	October 31, 2010

Cash	$177,931	$35,456
Inventory	2,179,758	-
Accounts Receivables	190,957	-
Prepaid Expenses and Other	3,890,230	1,811,771
Current assets of discontinued operations	$6,438,876	$1,847,227

Fixed assets of discontinued operations	$19,471	$14,103

Deposits of discontinued operations	$214,839	$48,929

Accounts Payable and Accrued Expenses	$3,940,467	$1,061,215
Payroll Liabilities	160,906	28,432
Customer Advances	1,005,276	-
Due to Related Parties and Shareholders	1,899,192	1,529,222
Current liabilities of discontinued operations	$7,005,841	$2,618,869

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the divesture of Clenergen India and the joint venture and licensing arrangements now in place in Guyana, Ghana Trinidad and Philippines, the Company’s primary income streams will be through the supply of saplings for energy crops, development fees, licensing fees, distributions from the Company’s joint ventures, sales of biomass feedstock from the Company’s plantations and distributions from other projects in which the Company participates.

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

Operating expenses relating to our continuing operations for the nine months ended July 31, 2011 decreased by $11,229,964 as compared to the 2010 Nine Month Period. The decrease is primarily a result of incurring share-based compensation of $9,265,000 and significant commission, consulting and financing costs in the 2010 Nine Month Period.  Share-based compensation for the 2011 Nine Month Period was $249,000.

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

Net cash used in operating activities of discontinued operations has increased by $1,847,467 primarily due to an increase in inventory and accounts receivable during the third fiscal quarter in 2011.

Net cash used in investing activities decreased by $1,395,397 for the nine months ended July 31, 2011 as compared to the 2010 Nine Month Period.  In the 2010 Nine Month Period, net cash used in investing activities included an advance of $1,661,520 towards the purchase of a 1.5 MW/h biomass power plant in Tamilnadu, India.

The decrease in financing activities between the comparable nine month periods is mainly due to the Company borrowing less funds from its affiliates and shareholders in 2011 as compared 2010 for working capital purposes. Cash flows from financing activities for the nine months period ended July 31, 2011 was $2,441,262 as compared to $5,356,738 for the similar period in 2010.

The effect of the exchange rate adjustment was a gain of $20,105 for the nine months period ended July 31, 2011.  The exchange rate adjustment is caused by the differences in the exchange rates from period to period between our functional currency(s) versus our reporting currency and the translation of various items of the financials at different rates depending on their nature.  For a comparative period in 2010, the gain was $187,514.  We expect to benefit from or incur charges for exchange rate adjustments in all future periods as we will be operating in various countries and exchange rates between the currencies of such countries and the US dollar will continue to fluctuate due to factors beyond our control.  We have no current intentions to hedge against currency fluctuations.

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

We will not be directly operating power plants under the joint venture and licensing agreement with Futenco.  We do not intend to finance the operations of power plants in the future. The divesture of Clenergen India has allowed us to focus on generating revenues from development fees, license fees, sale of biomass feedstock, distributions from our joint venture investments and other projects.  Internal controls and procedures to account for these revenue streams do not require us to have our own management operating the subsidiary companies. We anticipate that we have one seat on the board of directors for each company where we have a minority equity interest. Our director will be responsible on a monthly basis for providing us with information which shall include, but not be limited to, monthly account statements, quarterly financial reports, agreements, profit and loss statements, employee staffing and incentive programs and other information that is relevant to the operations of these companies or is required in order for us to timely and accurately report on our financial results and financial position.

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

10.7	Agreement, dated May 17, 2011, between Clenergen India Private Limited and Vastani Company S.A. [Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Clenergen Corporation, filed with the SEC on September 19, 2011.]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
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

Dated September 20, 2011	Clenergen Corporation

	By:	/s/ Mark L.M. Quinn
Mark L.M. Quinn
Executive Chairman and Chief Executive Officer of the Board
(Duly Authorized Officer
and Principal Executive Officer)

By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)