Form 10-Q/A
period 2011-07-31
Clenergen Corp
filed 2011-10-20
CIK 1342916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 3

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

Explanatory Note

The purpose of this Amendment No. 3 on Form 10-Q/A (this “Form 10-Q/A”) to the Quarterly Report on Form 10 Q/A of Clenergen Corporation for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 21, 2011 (“Form 10-Q/A”), is solely to furnish Exhibit 101 to the Form 10-Q/A, as required by Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-Q/A. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q/A, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-QA. It should be noted that the XBRL files previously filed on October 12, 2011 (Amendment No.2 on Form 10-Q/A) were incorrect.

Pursuant to Rule 406T of Regulation S-T, the interactive data files comprising Exhibit 101 to this Form 10-Q/A are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
(Unaudited)
	Nine Months Ended July 31,			From Inception to July 31,
	2011		2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(2,805,738)	$(14,730,838)	$(42,623,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for charges not requiring outlay of cash:
Deferred Financing Costs		304,170	536,490	962,609
Common stock issued for compensation		249,000	10,214,632	29,186,623
Stock issued for interest		-	-	228,100
Depreciation and amortization		1,500	1,373	3,486
Changes in operating assets and liabilities:
(Increase)/decrease prepaid expenses and other current assets		(349,921)	601,831	(87,932)
(Increase)/decrease other receivables		(429,519)	-	(429,519)
(Increase)/decrease deposits		36	(127,168)	(4,056)
Increase/(decrease) in accounts payable and accrued expenses		593,221	(2,097,376)	1,299,694
Total adjustments to net loss		368,486	9,129,782	31,159,006
Net cash used in operating activities of continuing operations		(2,437,252)	(5,601,056)	(11,464,466)
Net cash (used in) provided by operating activities of discontinued operations		(98,274)	1,749,193	15,120
CASH FLOWS FROM INVESTING ACTIVITIES
Advances for discontinued operations		(261,839)	(1,661,520)	(2,053,796)
Purchase of furniture and equipment		(15,842)	(11,558)	(44,598)
Net cash used in investing activities		(277,681)	(1,673,078)	(2,098,394)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from affiliates/shareholders		1,237,797	1,194,484	3,429,945
Cash received from related parties and shareholders, net		1,203,465	2,383,057	8,550,957
Cash received on notes payable		-	1,779,197	1,334,139
Net cash provided by financing activities		2,441,262	5,356,738	13,315,041

CASH RECONCILIATION
Effect of exchange rate changes on cash		20,106	187,514	237.905
Net increase (decrease) in cash and cash equivalents		(351,839)	19,311	5,207
Cash and cash equivalents - beginning balance		357,046	1,472	-
CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD		5,207	20,783	5,207
Supplemental Disclosures of Cash Flow Information:
Common stock issued for deposit		$-	$-	$90,000
Common stock issued for debt cancellation		$322,000	$-	$4,678,725
Common stock issued in recapitalization	$		$-	$2,175
Cash paid for interest		$-	$-	$254,435

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

The Company has not recognized an impairment loss on the assets from discontinued operations due to factors listed in Note 1 to the Company’s consolidated financial statements.

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

10.7
Agreement, dated May 17, 2011, between Clenergen India Private Limited and Vastani Company S.A. [Incorporated by referenced to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Clenergen Corporation, filed with the SEC on September 19, 2011.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. †
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. †
32.1	Section 1350 Certification of Principal Executive Officer. †
32.2	Section 1350 Certification of Principal Financial Officer. †
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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

___________

    †    Designated exhibits were filed with the Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated October 14, 2011	Clenergen Corporation

	By:	/s/ Mark L.M. Quinn
Mark L.M. Quinn
Executive Chairman and Chief Executive Officer of the Board
(Duly Authorized Officer
and Principal Executive Officer)

	By:	/s/ Mike Starkie
Mike Starkie
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)