Form 10-Q
period 2023-07-31
HNO International, Inc.
filed 2023-09-14
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-56568

HNO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
41558 Eastman Drive Suite B Murrieta, California (Address of Principal Executive Offices)	92562 (Zip Code)

(951) 305-8872

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 Par Value

(Title of class)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 14, 2023, the issuer had 419,258,331 shares of its common stock issued and outstanding, par value $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 1-A/A filed on April 14, 2023, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 1-A/A filed on April 14, 2023.

2

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS (Unaudited)

	July 31,	October 31,
	2023	2022

ASSETS
Current Assets
Cash	$1,226,696	$51,109
Due from related party	56,392	56,392
Total Current Assets	1,283,088	107,501

Non-Current Assets
Property and equipment, net	378,316	—
Intangible assets, net	80,364	—
Long term asset	29,250	—
Security deposits	—	6,800
Total Non-Current Assets	487,930	6,800
TOTAL ASSETS	$1,771,018	$114,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	925	—
Accrued interest payable	34,335	14,725
Payroll tax	14,653	—
Notes payable, related party	835,000	620,000
Total Current Liabilities	884,913	634,725

Long term notes payable, related party	590,000	590,000
Total Liabilities	1,474,913	1,224,725

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 and 5,000,000 shares issued and outstanding as of July 31, 2023 and October 31, 2022, respectively	10,000	5,000
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 419,258,331 and 105,265,299 shares issued and outstanding as of July 31, 2023 and October 31, 2022, respectively	419,258	105,265
Common stock payable	19,750	—
Common stock subscription receivable	(23,750)	(10,000)
Additional paid-in capital	41,001,485	38,957,921
Accumulated deficit	(41,130,638)	(40,168,610)
Total Stockholders’ Equity (Deficit)	296,105	(1,110,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,771,018	$114,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2023	2022	2023	2022

Revenue	$—	$17,225	$13,000	$34,450

Gross Profit	—	17,225	13,000	34,450

Operating expenses
Security Service	194	—	389	—
Share based compensation	—	—	2,025	—
Advertising and marketing	—	—	3,000	4,250
Contract labor	252,201	193,579	542,113	324,194
Depreciation and amortization	16,103	—	20,450	—
General and administrative expenses	12,287	8,806	14,528	12,593
Interest expense	7,227	4,643	19,611	9,002
Legal and accounting fees	44,921	49,281	99,706	61,882
Meals expenses	1,515	1,259	1,634	2,366
Office expenses	845	2,477	2,166	3,447
Professional fees	37,941	55,000	103,331	223,287
Payroll expenses	55,858	43,598	98,993	102,140
Payroll service fees	73	416	654	648
Rent	14,811	10,500	45,049	30,900
Travel expenses	15,002	17,127	18,911	49,988
Utilities	1,757	962	3,401	2,264
Vehicle expenses	67	134	67	440
Total Operating Expenses	460,802	387,782	976,028	827,401
Other Income
Interest income	996	26	1,000	68
Total Other Income	996	26	1,000	68
Loss from Operations	$(459,806)	$(370,531)	$(962,028)	$(792,883)
Net Loss	$(459,806)	$(370,531)	$(962,028)	$(792,883)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.09)
Weighted average number of common shares outstanding - basic and diluted	191,559,596	105,285,299	248,631,193	8,666,533

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) For the Three Months and Nine Months ended July 31, 2022 (Unaudited)
	Series A Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	(Deficit)

Balance at April 30, 2022	10,000,000	$10,000	105,285,299	$105,285	$—	$(10,000)	$38,952,911	$(39,519,653)	$(461,457)
Net loss for the three months ended July 31, 2022	—	—	—	—	—	—	—	(370,531)	(370,531)
Balance at July 31, 2022	10,000,000	10,000	105,285,299	105,285	—	(10,000)	38,952,911	(39,890,184)	(831,988)

Balance at October 31, 2021	10,000,000	10,000	95,265,299	95,265	—	—	38,952,921	(39,097,301)	(39,115)
Shares issued for acquisition	—	—	20,000	20	—	—	(10)	—	10
Shares issued for consulting services	—	—	10,000,000	10,000	—	(10,000)	—	—	—
Net loss for the nine months ended July 31, 2022	—	—	—	—	—	—	—	(792,883)	(792,883)
Balance at July 31, 2022	10,000,000	10,000	105,285,299	105,285	—	(10,000)	38,952,911	(39,890,184)	(831,988)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
For the Three Months and Nine Months ended July 31, 2023 and 2022
(Unaudited)

	Series A Preferred Stock		Common Stock		Stock Payable	Share Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders'
	Shares	Amount	Shares	Amount					Equity (Deficit)

Balance at April 30, 2023	10,000,000	$10,000	409,290,299	$409,290	$—	$(10,000)	$39,035,421	$(40,670,832)	$(1,226,121)
Common stock issued for cash	—	—	8,000,000	8,000	—	—	—	—	8,000
Regulation A stock issuances	—	—	1,968,032	1,968	19,750	(13,750)	1,966,064		1,974,032
Net loss for the three months ended July 31, 2023	—	—	—	—	—	—	—	(459,806)	(459,806)
Balance at July 31, 2023	10,000,000	$10,000	419,258,331	$419,258	$19,750	$(23,750)	$41,001,485	$(41,130,638)	$296,105

Balance at October 31, 2022	5,000,000	5,000	105,265,299	105,265	—	(10,000)	38,957,921	(40,168,610)	(1,110,424)
Common stock issued for cash	—	—	182,000,000	182,000	—	—	—	—	182,000
Common stock based compensation	—	—	2,025,000	2,025	—	—	—	—	2,025
Common stock issued for settlement of debt	—	—	20,000,000	20,000	—	—	—	—	20,000
Common stock to be issued from cash proceeds	—	—	—	—	100,000	—	—	—	100,000
Series A preferred issued pursuant to patent agreement	5,000,000	5,000	—	—	—	—	77,500	—	82,500
Common stock issued for cash	—	—	100,000,000	100,000	(100,000)	—	—	—	—
Common stock issued for cash	—	—	8,000,000	8,000	—	—	—	—	8,000
Regulation A stock issuances	—	—	1,968,032	1,968	19,750	(13,750)	1,966,064		1,974,032
Net loss for the nine months ended July 31, 2023	—	—	—	—	—	—	—	(962,028)	(962,028)
Balance at July 31, 2023	10,000,000	$10,000	419,258,331	$419,258	$19,750	$(23,750)	$41,001,485	$(41,130,638)	$296,105

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended July 31,
	2023	2022

Cash Flow from Operating Activities
Net loss for the period	$(962,028)	$(792,883)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,450	—
Share based compensation	2,025	20,000
Changes in operating assets and liabilities:		—
Increase (Decrease) in accounts payable	925	(1,932)
(Increase) Decrease in due from related party	—	(56,392)
(Increase) Decrease in security deposit	6,800	(6,800)
Increase in accrued interest payable	19,610	9,002
Increase in payroll taxes	14,653	—
Net Cash Used in Operating Activities	(897,565)	(829,005)

Cash Flows from Financing Activities
Proceeds from related party note payable	250,000	520,000
Purchase of property and equipment	(396,630)	—
Purchase of long-term asset	(29,250)
Proceeds from sale of common stock	2,264,032	10
Proceeds from convertible note payable	—	590,000
Repayment of related party note payable	(15,000)	(37,183)
Net Cash Provided by Financing Activities	2,073,152	1,072,827

Cash Flows from Investing Activities
Proceeds from sale of investment	—	(10)
Net cash provided by (used in) investing activities	—	(10)

Net increase in cash	1,175,587	243,812
Cash at beginning of period	51,109	—
Cash at end of period	$1,226,696	$243,812

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Series A preferred stock issued pursuant to patent agreement	$82,500	$—
Common stock issued for conversion of debt	$20,000	$—
Common stock issued for acquisition	$—	$10

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

HNO International, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2005 under the name American Bonanza Resources Limited. On August 4, 2009, the Company acquired Clenergen Corporation Limited (UK), a United Kingdom corporation (“Limited”), and succeeded to the business of Limited. Limited acquired the assets of Rootchange Limited, a biofuel and biomass research and development company, in April 2009. On March 19, 2009, the Company changes its name to Clenergen Corporation. On July 8, 2020, the Company changed its name to Excoin Ltd. and on August 31, 2021, the Company changed its name to HNO International, Inc. its current name.

The Company specializes in the design, integration, and development of green hydrogen-based clean energy technologies. With the Company’s management having over 13 years of experience in the field of green hydrogen production, the Company is committed to providing scalable products that help businesses and communities decarbonize, reduce emissions, and cut operational costs. HNO stands for Hydrogen and Oxygen. The Company is at the forefront of developing innovative solutions, such as the Compact Hydrogen Refueling System (CHRS) and the Compact Hydrogen Production System (CHPS), which can be used to produce green hydrogen for various applications including fuel cell electric vehicles, hydrogen internal combustion engines, heating, and cooking. The CHPS is highly scalable, capable of producing 100-2,000 (or more) kilograms of hydrogen per day for commercial use in various applications. In addition, the Company develops energy systems that complement the zero-emissions EV infrastructure, reduce harmful emissions, and cut maintenance costs of commercial diesel fleets. By integrating components from leading industry partners, the Company aims to transition fossil fuels to cleaner alternatives and promote lower emissions.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amount of revenues and expenses during the reporting period. The management makes its best estimate of the outcome for these items based on information available when the condensed financial statements are prepared.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Property and equipment

Property and equipment are carried at cost and, less accumulated depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposal. The Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The Company’s property and equipment mainly consists of computer and laser equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Useful life
Small Equipment	3 Years
Large Equipment	7 Years
Vehicles	4 Years

Intangible assets

Intangible assets consist of patents acquired in an asset purchase agreement (see Note 5). The estimated useful life of these assets was determined to be 20 years. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

At July 31, 2023, we had a deficit of $41,130,638. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the issuance of these condensed financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2023	October 31, 2022
Vehicles	$40,000	$—
Small Equipment	$8,879	$—
Large Equipment	347,751	—
Property and Equipment, Gross	$396,630	$—
Less: accumulated depreciation	(18,314)	—
Property and Equipment, Net	$378,316	$—

Depreciation expense for the nine months ended July 31, 2023 and 2022 was $18,315 and $0, respectively.

NOTE 5 – INTANGIBLE ASSETS

Patents Acquired Under Patent Purchase Agreement

On January 24, 2023, the Company entered into a Patent Purchase Agreement with Donald Owens, the Company's Chairman of the Board of Directors, to acquire several patents related to hydrogen supplemental systems for on-demand hydrogen generation for internal combustion engines and a method and apparatus for increasing combustion efficiency and reducing particulate matter emissions in jet engines. In exchange for these patents, the Company issued 5,000,000 shares of its Series A Preferred Stock to Mr. Owens, valued at $82,500.

The details of the patents acquired are listed in the table below, which includes information on the patent numbers, titles, and status in various countries.

COUNTRY	APPLN NO	PATENT NUMBER	TITLE	STATUS
US	13/844,267	8,757,107	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	13/922,351	9,453,457	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	14/016,388	9,476,357	METHOD AND APPARATUS FOR INCREASING COMBUSTION EFFICIENCY AND REDUCING PARTICULATE MATTER EMISSIONS IN JET ENGINES	Issued
US	14/326,801	9,267,468	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	17/047,041	10,920,717	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
AUSTRALIA	2019405749	2019405749	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
CHINA	201980092511.1		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
EUROPE	19900413.6.		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
JAPAN	2021-535288		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending

Intangible assets at July 31, 2023 and October 31, 2022, consisted of the following:

	Useful Life (yr)	July 31, 2023	October 31, 2022
Patents	20	$82,500	$—
Less: accumulated amortization		(2,136)	—
Intangible Assets, net		$80,364	$—

Amortization expense for the nine months ended July 31, 2023 and 2022 was $2,136 and $0, respectively.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 985,000,000 shares of common stock, par value $.001.

Increase in Authorized Capital Stock

On January 4, 2023, the Board of Directors and a majority of the Company’s stockholders approved the proposal to increase the number of shares of capital stock that the Company is authorized to issue to 1,000,000,000. On January 6, 2023, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada to increase the total authorized capital from 510,000,000 shares to 1,000,000,000 shares consisting of 985,000,000 shares of common stock, par value $0.001, and 15,000,000 shares of preferred stock, par value $0.001.

Stock Issued

On December 9, 2020, the Company issued 95,000,000 shares of common stock to Douglas Anderson for consulting services totaling $95,000. Subsequently, in a private transaction, the 95,000,000 shares of Common Stock were transferred to were transferred to HNO Green Fuels Inc., a Nevada corporation, of which Donald Owens is the Chief Executive Officer/control person.

On December 9, 2020, the Company issued 5,000,000 shares of common stock to Eden Capital LLC for consulting services totaling $5,000. On September 22, 2021, these shares were returned to the company and canceled due to new management and these consulting services are no longer required.

On September 20, 2020, the Company entered into a consulting agreement with DWC, LLC. Pursuant to the terms of the consulting agreement DWC, LLC is to receive 4,000,000 restricted shares of the Company’s common stock in exchange for corporate consulting services to be performed. In addition, DWC, LLC has agreed to pay par value of the shares. As of the year ended October 31, 2020, these shares had not yet been issued and were recorded as a stock payable, and payment of par value of the shares was recorded as a stock subscription receivable. On December 9, 2020, these shares were issued. On October 14, 2021, these shares were returned to the Company and canceled due to new management and these consulting services are no longer required.

On November 13, 2021, the Company entered into a Share Exchange Agreement by and between Company and Donald Owens (the “Share Exchange Agreement”), who was the sole shareholder of HNO Hydrogen Generators, Inc., owning 10,000 shares of common stock, par value $0.001 per share, of HNO Hydrogen Generators, Inc. (the “HNO Delaware Shares”); pursuant to which the Company agreed to acquire the HNO Delaware Shares from Mr. Owens in exchange for the issuance by the Company to Mr. Owens of 20,000 shares of common stock, par value $0.001 per share, of the Company. The Share Exchange Agreement and the transactions set forth therein were approved by the Company’s Board on November 13, 2021, and transactions closed on the same day, at which time HNO Hydrogen Generators, Inc., became a wholly owned subsidiary of the Company.

On August 22, 2022, the Company entered into a Termination of Share Exchange Agreement by and between the Company and Donald Owens, pursuant to which both parties agreed to cancel the Share Exchange Agreement dated November 13, 2021. Mr. Owens’ 20,000 shares of common stock were returned to the Company for cancellation and the 10,000 HNO Delaware Shares were returned to Mr. Owens. HNO Hydrogen Generators, Inc. is no longer a wholly owned subsidiary of the Company.

During the quarter ended January 31, 2023, the Company entered into Stock Subscription Agreements with Donald Owens, the Company’s Chairman of the Board of Directors, whereby the Company privately sold a total of 175,000,000 shares of its common stock, $0.001 par value per share, (“common stock”) for a cash purchase price of $175,000. Donald Owens is an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). The $175,000 in proceeds from the sale of common stock will be used for operating capital. The shares are ‘restricted securities’ under Rule 144 of the Securities Act.

On January 17, 2023, the Company entered into a Stock Subscription Agreement with William Parker, a member of the Company’s Board of Directors, whereby the Company privately sold a total of 5,000,000 shares of its common stock, $0.001 par value per share, (“common stock”) for a cash purchase price of $5,000. William Parker is an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). The $5,000 in proceeds from the sale of common stock will be used for operating capital. The shares are ‘restricted securities’ under Rule 144 of the Securities Act.

On January 11, 2023, the Company entered into a Stock Subscription Agreement with Hossein Haririnia, the Company’s Treasurer and a member of the Board of Directors, whereby the Company privately sold a total of 2,000,000 shares of its common stock, $0.001 par value per share, (“common stock”) for a cash purchase price of $2,000. Hossein Haririnia is an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). The $2,000 in proceeds from the sale of common stock will be used for operating capital. The shares are ‘restricted securities’ under Rule 144 of the Securities Act.

The Company agreed to issue 20,000,000 shares of its common stock for settlement of the $20,000 note payable dated November 19, 2021 to HNO Green Fuels. The note matured on December 19, 2022 and was settled in full on December 26, 2022 with the issuance of these shares. The shares are ‘restricted securities’ under Rule 144 and the issuance of the shares was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company's Board of Directors granted approval for the issuance of 2,025,000 shares of our common stock with a value of $0.001 on January 2, 2023, in exchange for services rendered to the Company. These shares are considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 31, 2023, the Company entered into Stock Subscription Agreements with Donald Owens, the Company’s Chairman of the Board of Directors, whereby the Company privately sold a total of 100,000,000 shares of its common stock, $0.001 par value per share, (“common stock”) for a cash purchase price of $100,000. Donald Owens is an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). The $100,000 in proceeds from the sale of common stock will be used for operating capital. The shares are ‘restricted securities’ under Rule 144 of the Securities Act.  As of January 31, 2023, these shares had not yet been issued and therefore were recorded as a stock payable. On February 1, 2023, these shares were issued.

On June 9, 2023, the Company entered into a Stock Subscription Agreement with Hossein Haririnia, the Company’s Treasurer and a member of the Board of Directors, whereby the Company privately sold a total of 8,000,000 shares of its common stock, $0.001 par value per share, (“common stock”) for a cash purchase price of $8,000. Hossein Haririnia is an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). The $8,000 in proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

During the quarter ended July 31, 2023, the Company issued 1,968,032 shares of common stock at a fixed price of $1.00 per share for a total of $1,968,032 in cash under the Company’s active Regulation A offering, qualified by the Securities Exchange Commission on May 3, 2023.

As of July 31, 2023 and October 31, 2022, the Company had 419,258,331 and 105,265,299 shares of common stock issued and outstanding, respectively.

Stock Receivable

On March 31, 2022, the Company issued 10,000,000 shares of common stock Vivaris Capital, LLC in exchange for $10,000 cash consideration. However, Vivaris Capital, LLC has not paid for the shares, and the Company has been unsuccessful in its attempts to collect the funds or have the shares returned.

During the quarter ended July 31, 2023, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

Stock Payable

During the quarter ended July 31, 2023, the Company sold 19,750 shares of common stock under Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $19,750 has been classified as common stock payable.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001.

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, par value $0.001. On October 14, 2019, the Company issued 10,000,000 shares of the Series A preferred stock to Custodian Ventures LLC, the company controlled by David Lazar, the Company’s former Chief Executive Officer for forgiveness of related party debt totaling $10,000. Subsequently, in private transactions, the 10,000,000 shares of Series A Preferred were transferred. On August 16, 2022, Wilhelm Cashen, the Company’s former Chief Executive Officer, returned his 5,000,000 Series A preferred stock to the Company’s treasury.

On January 24, 2023, the Company issued 5,000,000 shares of its Series A Preferred Stock to Mr. Owens, valued at $82,500 for patents specified in Note 5.

As of July 31, 2023 and October 31, 2022, the Company had 10,000,000 and 5,000,000 shares of Series A preferred stock issued and outstanding, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On December 15, 2021, the Company issued a convertible note payable in the amount of $20,000. This note bears an interest rate of 1% per annum and is due on demand.

The note is convertible into shares of the Company's common stock at a discount price of twenty percent (20%) per share of the current market value or trading value, using a Basic Conversion Factor (BCF) specified in the note. The Noteholder has the option to convert the entire principal balance outstanding into common stock within one year from the date of execution of this note.

On August 8, 2022, this note was repaid in full by the Company with $20,000 in cash. As of July 31, 2023 and October 31, 2022, the Company had no convertible notes payable outstanding.

NOTE 9 – RELATED PARTY TRANSACTION

On October 14, 2019, the Company issued 10,000,000 shares of the Series A preferred stock to Custodian Ventures LLC, the company controlled by David Lazar, the Company’s former Chief Executive Officer for forgiveness of related party debt totaling $10,000.

During the year ended October 31, 2020 and October 31, 2019, Custodian Ventures, LLC paid a total of $10,104 of expenses on behalf of the Company for payment of registration, accounting and legal fees. This loan was unsecured, non-interest bearing, and had no specific terms for repayment. During the year ended October 31, 2020, $10,104 was forgiven by Custodian Ventures LLC and the Company has recorded it as additional paid in capital.

During the year ended October 31, 2020 and six months ended April 30, 2021, Douglas Anderson, the Company’s former Chief Executive Officer, contributed $38,976 and $4,676 in cash to pay for operating expenses, respectively. This has been recorded as additional paid-in capital.

Notes Payable, Related Party

On November 19, 2021, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of December 19, 2022. The Company agreed to issue 20,000,000 shares of its common stock for settlement of the $20,000 note payable dated November 19, 2021 to HNO Green Fuels. The note matured on December 19, 2022 and was settled in full on December 26, 2022 with the issuance of these shares. The shares are ‘restricted securities’ under Rule 144 and the issuance of the shares was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of January 1, 2023. During the quarter ended July 31, 2023, $15,000 of principal was repaid. At July 31, 2023, there is $485,000 of principal and $16,598 of accrued interest due on this note. This note is currently past due.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of September 29, 2023.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of October 20, 2023.

On March 1, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 1, 2024.

On March 8, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 8, 2024.

On March 23, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 23, 2024.

On April 3, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 3, 2024.

On April 13, 2023, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 13, 2024.

On April 17, 2023, the Company issued a note payable in the amount of $30,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 17, 2024.

As of July 31, 2023 and October 31, 2022, these current and long-term notes payable had an outstanding balance of $1,425,000 and $1,210,000, respectively.

As of July 31, 2023 and October 31, 2022, the Company has recorded $34,335 and $14,725, respectively in accrued interest in connection with these notes in the accompanying condensed financial statements.

Advances from Related Party

During the quarter ended July 31, 2023, HNO Green Fuels advanced the Company $190,000. These advances were non-interest bearing and due on demand. On July 31, 2023, the full amount of $190,000 had been repaid.

Due from Related Party

The Company loaned money to HNO Hydrogen Generators, a related party whose CEO is also the Chairman of the Company's Board of Directors. As of July 31, 2023 and October 31, 2022, the Company had a receivable of $56,392 and $56,392, respectively, from HNO Hydrogen Generators. This receivable is unsecured, non-interest bearing, and due on demand. The Company expects to collect the receivable amount.

NOTE 10 – SIMPLE AGREEMENT FOR FUTURE EQUITY

On July 10, 2023, the Company entered into a Simple Agreement for Future Equity (the “SAFE”) with Varea, Inc. ("Varea"), a Delaware corporation. Pursuant to the SAFE, the Company is investing $500,000.00 (the "Purchase Amount") in Varea in exchange for the right to certain shares of Varea's Capital Stock. The agreement specifies that the Purchase Amount will be used for the Company's business operations over the next 12 months, subject to an agreed-upon budget.

Prior to entering into this SAFE, the Company had an existing financial arrangement with Varea LLC, whereby Varea LLC invoiced the Company for services rendered, which were recorded as expenses by HNOI. However, recognizing the potential for a more mutually beneficial arrangement, Varea Inc. proposed a revised approach. Under the newly proposed approach, Varea Inc. would submit a detailed budget outlining their anticipated monthly expenses, and HNO International, Inc. would view these expenses as an investment opportunity rather than mere costs. In exchange for funding Varea Inc.'s expenses, HNO International, Inc. would receive a post-money SAFE, which represents a future right to certain shares of Varea's Capital Stock. The transition from the previous invoicing system to the investment-based financial arrangement was agreed by both parties. The terms and conditions of the agreement, including the conversion of expenses into a potential future return on investment, were thoroughly assessed and discussed.

The balance of the SAFE on July 31, 2023, was $29,250.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the quarter ended July 31, 2023, the Company sold 10,500 shares of common stock for cash totaling $10,500. The shares were sold pursuant to Regulation A.

On August 28, 2023, the Company entered into a Purchase and Sale Agreement (the “PSA”) with TCF Elrod, LLC (the “Seller”). Pursuant to the PSA, the Company agreed to purchase property located in Harris County, Texas, including real property, improvements, development rights, and a lease. The purchase price for the property is $10,800,000. The Company paid a non-refundable earnest money deposit of $100,000, which will be applied towards the purchase price if the sale proceeds as planned. If specific conditions in the PSA are not met, the Company has the option to terminate the PSA within 30 days from the signature date, and the earnest money deposit will be returned by the Seller to the Company.

The terms and foregoing description of the agreement are qualified in its entirety by reference to the PSA, which is filed as Exhibit 10.2 to this Form 10-Q and incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

HNO International focuses on systems engineering design, integration, and product development to generate green hydrogen-based clean energy solutions to help businesses and communities decarbonize in the near term.

HNO stands for Hydrogen and Oxygen and our experienced management team has over 13 years of expertise in the green hydrogen production industry.

HNO International provides green hydrogen systems engineering design, integration, and products to multiple markets, which include: (i) the zero-emission vehicle and mobile equipment market consisting of hydrogen fuel cell electric passenger vehicles, material handling equipment such as forklifts and airport ground support equipment, as well as the medium and heavy-duty truck market; (ii) the current and emerging hydrogen gas markets encompassing ammonia, fertilizer, steel, mining, electronics, semiconductors, and fuel cell electric vehicles; (iii) and the gasoline and diesel engine emissions and maintenance reduction product and services market.

On May 16, 2023, the Company began accepting subscription agreements from investors as part of a $75 million offering under Regulation A.  During the quarter ended July 31, 2023, the Company issued 1,968,032 shares of common stock under the Regulation A offering.

Results of Operations

Revenues. For the three months ended July 31, 2023, we generated no revenue compared to $17,225 for the three months ended July 31, 2022. During the nine months ended July 31, 2023, we generated $13,000 in revenues compared to $34,450 for the nine months ended July 31, 2022. Revenue generated was from hydrogen engineering services and combustion solutions.

Operating Expenses. Operating expenses for the three months ended July 31, 2023 were $976,028 compared to $827,401 for the same period in 2022, an increase of $148,627. During the three months ended July 31, 2023 were $460,802 compared to $387,782 for the same period in 2022, an increase of $73,020. This is attributable to the Company’s efforts to expand operations, which resulted in increased costs related to contract labor and general and administrative expenses. As 2023 progressed, we experienced a significant increase in hiring contract labor to support our Research and Development program. We also expanded our staff to support increased sales and marketing efforts.

General and Administrative, and Contract Labor Expenses. General and administrative, and contract labor expenses were $264,488 for the three months ended July 31, 2023, as compared to $202,385 during the same period in 2022. For the nine months ended July 31, 2023 general and administrative, and contract labor expenses were $556,641 as compared to $336,787 during the same period in 2022. Operating expenses changed due to the Company’s efforts to expand operations, resulting in increased costs related to contract labor and general and administrative expenses.

Net Loss. We incurred a net loss of $459,806 for the three months ended July 31, 2023, compared to a net loss of $370,531 for the three months ended July 31, 2022. For the nine months ended July 31, 2023 and July 31, 2022, we incurred a net loss of $962,028 and $792,883, respectively. Management will continue to make an effort to lower operating expenses and increase revenue.

Liquidity and Capital Resources

We incurred a net loss for the nine months ended July 31, 2023 and had an accumulated deficit of $41,130,638 at July 31, 2023. At July 31, 2023, we had a cash balance of $1,226,696, compared to a cash balance of $51,109 at October 31, 2022. At July 31, 2023, working capital was $398,175, compared to a working capital deficit of $527,224 at October 31, 2022. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We have raised capital through sales of common stock and debt securities.

The effect of existing or probable government regulations on our business is not known at this time. Due to the nature of our business, it is anticipated that there may be increasing government regulation that may cause us to have to take serious corrective actions or make changes to the business plan.

There are no external sources of liquidity available to the Company at this time. The Company will need to raise additional capital through equity financings or other means in order to continue operations and meet its obligations. Failure to obtain additional funding could have a material adverse effect on our financial condition and the results of operations.

Cash Flow

The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended July 31, 2023	For the Nine Months Ended July 31, 2022
Cash Used in Operating Activities	(897,565)	(829,005)
Cash Provided by Financing Activities	2,073,152	1,072,827
Net cash provided by (used in) investing activities	—	(10)

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended July 31, 2023, the Company incurred a net loss of $962,028 and used cash in operating activities of $897,565. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

STOCK-BASED COMPENSATION

The Company accounts for stock incentive awards issued to employees and non-employees in accordance with FASB ASC 718, Stock Compensation. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award. Stock-based awards to employees are recognized as an expense over the requisite service period, or upon the occurrence of certain vesting events. Additionally, stock-based awards to non-employees are expensed over the period in which the related services are rendered.

DERIVATIVE LIABILITY

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Paragraph 815-15-25-1 the conversion feature and certain other features are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, which are to be recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company records the resulting discount on debt related to the conversion features at initial transaction and amortizes the discount using the effective interest rate method over the life of the debt instruments. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The Company follows ASC Section 815-40-15 (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

The Company utilizes the binomial option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The binomial option pricing model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the remaining contractual term of the instrument granted.

REVENUE RECOGNITION

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. We recognize revenue for the sale of our products upon delivery to a customer.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning January 1, 2014. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

On November 19, 2021, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of December 19, 2022. The Company agreed to issue 20,000,000 shares of its common stock for settlement of the $20,000 note payable dated November 19, 2021 to HNO Green Fuels. The note matured on December 19, 2022 and was settled in full on December 26, 2022 with the issuance of these shares. The shares are ‘restricted securities’ under Rule 144 and the issuance of the shares was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of January 1, 2023. During the quarter ended July 31, 2023, $15,000 of principal was repaid. On July 31, 2023, there is $485,000 of principal and $16,598 of accrued interest due on this note. This note is currently past due.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of September 29, 2023.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of October 20, 2023.

On March 1, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 1, 2024.

On March 8, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 8, 2024.

On March 23, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 23, 2024.

On April 3, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 3, 2024.

On April 13, 2023, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 13, 2024.

On April 17, 2023, the Company issued a note payable in the amount of $30,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 17, 2024.

As of July 31, 2023 and October 31, 2022, these current and long-term notes payable had an outstanding balance of $1,425,000 and $1,210,000, respectively.

As of July 31, 2023 and October 31, 2022, the Company has recorded $34,335 and $14,725, respectively in accrued interest in connection with these notes.

PROPOSED TRANSACTIONS

The Company is not anticipating any transactions.

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

There were no recent accounting pronouncements that have or will have a material effect on the Corporation’s financial position or results of operations.

FINANCIAL INSTRUMENTS

The main risks of the Company’s financial instruments are exposed to are credit risk, market risk, foreign exchange risk, and liquidity risk.

OUTSTANDING SHARE DATA

As of September 14, 2023, the following securities were outstanding:

Common stock: 419,258,331 shares

Series A Preferred Stock: 10,000,000

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2023, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against our Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 9, 2023, the Company entered into a Stock Subscription Agreement with Hossein Haririnia, the Company’s Treasurer and a member of the Board of Directors, whereby the Company privately sold a total of 8,000,000 shares of its common stock, $0.001 par value per share, (“common stock”) for a cash purchase price of $8,000. Hossein Haririnia is an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). The $8,000 in proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of January 1, 2023. During the quarter ended July 31, 2023, $15,000 of principal was repaid. On July 31, 2023, there was $485,000 of principal and $16,598 of accrued interest due on this note. This note is currently past due.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 28, 2023, the Company entered into a Purchase and Sale Agreement (the “PSA”) with TCF Elrod, LLC (the “Seller”). Pursuant to the PSA, the Company agreed to purchase property located in Harris County, Texas, including real property, improvements, development rights, and a lease. The purchase price for the property is $10,800,000. The Company paid a non-refundable earnest money deposit of $100,000, which will be applied towards the purchase price if the sale proceeds as planned. If specific conditions in the PSA are not met, the Company has the option to terminate the PSA within 30 days from the signature date, and the earnest money deposit will be returned by the Seller to the Company.

The terms and foregoing description of the agreement are qualified in its entirety by reference to the PSA, which is filed as Exhibit 10.2 to this Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation, as amended		1-A		EX1A-2A	3/22/2023
3.2	Amended and Restated Bylaws		1-A		EX1A-2B	3/22/2023
10.1	Patent Purchase Agreement dated January 24, 2023		1-A		EX1-A-6A	3/22/2023
10.2	Purchase and Sale Agreement with TCF Elrod, LLC dated August 28, 2023	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNO INTERNATIONAL INC.

September 14, 2023	By: /s/ Paul Mueller Paul Mueller, Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

