Form 10-K
period 2023-10-31
HNO International, Inc.
filed 2024-01-29
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56568

HNO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4115 Eastman Drive, Suite B Murrieta, California	92562
(Address of principal executive offices)	(Zip Code)

(951) 305-8872

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $16,338,419 on April 30, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 29, 2024, the registrant had 419,433,085 outstanding shares of Common Stock.

Documents incorporated by reference: None.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this Form 10-K and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Form 10-K.

PART I

ITEM 1. BUSINESS

Company Overview

HNO International, Inc., a Nevada corporation (herein referred to as “we,” “us,” “our,” “HNO” and the “Company”), focuses on systems engineering design, integration, and product development to generate green hydrogen-based clean energy solutions to help businesses and communities decarbonize in the near term.

HNO stands for Hydrogen and Oxygen and our experienced management team has over 13 years of expertise in the green hydrogen production industry.

HNO provides green hydrogen systems engineering design, integration, and products to multiple markets, which include: (i) the zero-emission vehicle and mobile equipment market consisting of hydrogen fuel cell electric passenger vehicles, material handling equipment such as forklifts and airport ground support equipment, as well as the medium and heavy-duty truck market; (ii) the current and emerging hydrogen gas markets encompassing ammonia, fertilizer, steel, mining, electronics, semiconductors, and fuel cell electric vehicles; (iii) and the gasoline and diesel engine emissions and maintenance reduction product and services market.

HNO is at the forefront of developing innovative integrated products that cater to various uses of green hydrogen, both current and future. These include:

•	Hydrogen refueling and generation systems for Fuel Cell Electric vehicles, such as forklifts, drones, cars, and trucks, as well as for zero-emission heating and cooking applications.

•	Small to mid-scale green hydrogen production facilities with a capacity of 100kg/day to 5,000kg/day. These facilities can help decarbonize industrial processes and increase the use of hydrogen and hydrogen-based fuels for transportation and material handling.

•	Hydrogen technologies that decrease emissions and maintenance for existing gasoline and diesel internal combustion engines. This can aid companies in decarbonizing their operations in the short term.

Overview

HNO focuses on systems engineering design, integration, and product development to generate green hydrogen-based clean energy solutions to help businesses and communities decarbonize in the near term.

HNO stands for Hydrogen and Oxygen and our experienced management team has over 13 years of expertise in the green hydrogen production industry.

We provide green hydrogen systems engineering design, integration, and products to multiple markets, which include: (i) the zero-emission vehicle and mobile equipment market consisting of hydrogen fuel cell electric passenger vehicles, material handling equipment such as forklifts and airport ground support equipment, as well as the medium and heavy-duty truck market; (ii) the current and emerging hydrogen gas markets encompassing ammonia, fertilizer, steel, mining, electronics, semiconductors, and fuel cell electric vehicles; (iii) and the gasoline and diesel engine emissions and maintenance reduction product and services market.

On May 16, 2023, we began accepting subscription agreements from investors as part of a $75 million offering under Regulation A. During the year ended October 31, 2023, we issued 2,026,532 shares of common stock under our Regulation A offering.

Organization

HNO International, Inc. was incorporated in the State of Nevada on May 2, 2005 under the name “American Bonanza Resources Limited.” On March 19, 2009, we changed our name to “Clenergen Corporation.” On August 4, 2009, we acquired Clenergen Corporation Limited (UK), a United Kingdom corporation (“Limited”), and succeeded to the business of Limited. In April 2009, Limited acquired the assets of Rootchange Limited, a biofuel and biomass research and development company. On July 8, 2020, we changed our name to Excoin Ltd. And on August 31, 2021, we changed our name to “HNO International, Inc.” our current name.

Principal Business of the Company

HNO focuses on systems engineering design, integration, and product development to generate green hydrogen-based clean energy solutions to help businesses and communities decarbonize in the near term.

HNO stands for Hydrogen and Oxygen- and our experienced management team has over 13 years of expertise in the green hydrogen production industry.

We provide green hydrogen systems engineering design, integration, and products to multiple markets, which include: (i) the zero-emission vehicle and mobile equipment market consisting of hydrogen fuel cell electric passenger vehicles, material handling equipment such as forklifts and airport ground support equipment, as well as the medium and heavy-duty truck market; (ii) the current and emerging hydrogen gas markets encompassing ammonia, fertilizer, steel, mining, electronics, semiconductors, and fuel cell electric vehicles; (iii) and the gasoline and diesel engine emissions and maintenance reduction product and services market.

Our Business

We are at the forefront of developing innovative integrated products that cater to various uses of green hydrogen, both current and future. These include:

•	Hydrogen refueling and generation systems for Fuel Cell Electric vehicles, such as forklifts, drones, cars, and trucks, as well as for zero-emission heating and cooking applications.

•	Small to mid-scale green hydrogen production facilities with a capacity of 100kg/day to 5,000kg/day. These facilities can help decarbonize industrial processes and increase the use of hydrogen and hydrogen-based fuels for transportation and material handling.

•	Hydrogen technologies that decrease emissions and maintenance for existing gasoline and diesel internal combustion engines. This can aid companies in decarbonizing their operations in the short term.

Our Products

We have three products that we manufacture and sell:

1.	CHRS (Compact Hydrogen Refueling Station): A cost-effective solution for rapidly deploying hydrogen production in the 50 KG to 200 KG per day range. It has a dispensing system that can be adapted for vehicles (trucks, buses, etc.), warehouse equipment (forklifts), or other fuel cell applications, including power generation.

2.	HCC (Hydrogen Carbon Cleaner): A device used to clean carbon deposits from internal combustion engines.
3.	SGHP (Scalable Green Hydrogen Production): This plant uses larger electrolyzers and compressors to produce and store 500 – 5000 KG of hydrogen per day. Although it can be used for applications serviced by the CHRS, it is particularly well-suited for “off-take” hydrogen customers.

The need for hydrogen refueling stations is growing as more fuel cell vehicles come on the road. Current solutions are expensive, require a long permitting and installation process, and consistently face outages. Our Compact Hydrogen Refueling System (“CHRS”) seeks to solve these problems and address market demand.

We are also involved with Scalable Green Hydrogen Production (“SGHP”) where the volume of hydrogen that can be produced is from 100 Kilograms per day to over 2,000 (or more) kilograms per day for use in commercial applications such as fuel for transportation, power generation, and industrial processes, as well as in the production of chemicals and materials. We also develop energy systems that complement the zero-emissions infrastructure, reduce harmful emissions such as black carbon and other greenhouse gasses, and cut maintenance costs of commercial diesel fleets. Our designs and integrates components from leading industry partners in order to transition fossil fuels to cleaner burning alternatives which promote lower emissions.

Currently, we are building and setting up a manufacturing line for 1.25 MW electrolyzers to be able to produce one per day. We have also ordered the equipment necessary and leased the land required (approximately $450,000) to build the first Hydrogen Farm located in Katy Texas and that is scheduled for full operation producing hydrogen in April 2024, with expected revenues of $2,500,000 over next 12 months. We have also identified and contracted a second location for hydrogen production in Lancaster, California. We are in the hydrogen infrastructure business. Over the next 12 months we will identify another 10 - 15 locations to continue to build Hydrogen production locations, with expected expenditures of approximately $20,000,000 over the next 12 months and expected revenues of $35,000,000 - $45,000,000 over the next 12 months.

We are scheduled to take delivery of the first 10 Hydrogen Carbon Cleaners for sale to customers in mid-January 2024. After demonstrating the technology to prospective customers, we will take orders and schedule deliver in 30 - 60 days after a customer order. These materials for these items have already been paid for out of the current budget.

The CHRS unit has been built and we are marketing it to customers for delivery to customers in the second quarter of 2024.

Revenues from the sales of units is not guaranteed and, as stated in Note 3 to our audited financial statements, at October 31, 2023, we had a deficit of $41,609,945 and have not been able to generate sufficient cash from operating activities to fund our ongoing operations and we will be required to raise additional funds through public or private financing or other arrangements until we are able to raise revenues to a point of positive cash flow.

Hydrogen Refueling

The market for hydrogen refueling stations is currently in a state of growth, as the use of hydrogen fuel cell electric vehicles (“FCEVs”) is becoming more popular. Governments, private companies, and research institutions around the world are investing in the development of hydrogen refueling infrastructure to support the growth of the FCEV market.

Currently, most hydrogen refueling stations are located in California, Germany, Japan, and South Korea. These countries have actively invested in developing hydrogen infrastructure and, as a result, have a larger number of stations available.

According to a report by MarketsandMarkets, the global hydrogen refueling station market size was valued at USD 1.7 billion in 2020 and is projected to reach USD 7.5 billion by 2025, at a CAGR of 34.5% during the forecast period.[1]

However, the market for hydrogen refueling stations is still relatively small compared to other alternative fuels, such as electric charging stations. The high cost of building and maintaining hydrogen stations, lack of economies of scale, and lack of hydrogen production facilities, have hindered the market’s growth.

Despite these challenges, the market for hydrogen refueling stations is expected to grow in the future as the number of FCEVs on the road increases and more countries begin to invest in the development of hydrogen infrastructure.

Fuel Cell EV Growth

The expected growth of FCEVs is projected to be significant in the coming years. According to a report by MarketsandMarkets, the global fuel cell electric vehicle market size is projected to reach 1.63 million units by 2030, growing at a CAGR of 42.2% during the forecast period of 2025 to 2030.[2]

This growth is driven by several factors, including increasing government support and funding for the development of hydrogen infrastructure, advancements in fuel cell technology, and increasing consumer awareness and acceptance of FCEVs.

In addition, many countries have set ambitious targets to reduce greenhouse gas emissions, and deploying FCEVs is seen as a key measure to achieving these goals.

However, it's worth noting that the expected growth of FCEVs is highly dependent on the success of the hydrogen economy and the availability of hydrogen fueling stations. The growth of FCEVs also depends on the cost of hydrogen and the competition with other technologies such as battery electric vehicles.

Overall, the growth of FCEVs is expected to be significant in the coming years, but the growth rate may vary depending on the region and the success of the hydrogen economy.

 _________________________________

[1] https://www.marketsandmarkets.com/Market-Reports/green-hydrogen-market-92444177.html#:~:text=The%20global%20green%20hydrogen%20market,cagr%20during%20the%20forecast%20period.

[2] https://www.marketsandmarkets.com/Market-Reports/green-hydrogen-market-92444177.html#:~:text=The%20global%20green%20hydrogen%20market,cagr%20during%20the%20forecast%20period.

Current Problems

There are several common problems associated with current hydrogen refueling stations:

1.	Cost: Building and maintaining hydrogen refueling stations can be expensive, and the high cost can be a barrier to the widespread deployment of the technology.

2.	Limited availability: Hydrogen fueling stations are currently much less common than gasoline or electric charging stations, which can make it difficult for FCEV owners to find a refueling location.

3.	Complexity: Hydrogen fueling stations are complex systems that require specialized knowledge and training to operate and maintain.

4.	Safety concerns: Hydrogen is a highly flammable gas, and there are concerns about the safety of storing and dispensing it at refueling stations.

5.	Hydrogen production: One of the major challenges with hydrogen refueling stations is their limited access to locally produced hydrogen, often relying on hydrogen created using processes that generate pollution, such as steam methane reforming, which undermines the environmental benefits of using hydrogen as a fuel source.

6.	Lack of standardization: There is currently no standardization in the design and operation of hydrogen fueling stations, which can make it difficult for different types of vehicles to refuel at different stations.

7.	Limited production capacity: The current capacity of hydrogen production is limited, which can make it difficult to supply enough hydrogen to meet the increasing demand for FCEVs.

8.	Lack of economies of scale: The small number of hydrogen stations and vehicles currently in operation makes it difficult to achieve economies of scale and reduce costs.

Overall, current hydrogen refueling stations face several challenges, but with ongoing research and development, these issues can be addressed and overcome in the future.

Our Unique Solution

Compact and Modular

Our CHRS delivers modular, compact green hydrogen refueling stations and could have significant value in the growing hydrogen FCEV market. These types of stations are designed to be compact, easy to install, and highly efficient, which can help to reduce the cost of building and maintaining the typical hydrogen refueling stations.

One of the main advantages of CHRS is that they can be quickly and easily deployed in various locations, such as urban areas, parking garages, residential locations, along highway corridors, even at a consumer's home. They can be quickly located with a smartphone app, and once located, the hydrogen availability can be determined and the hours of operation of the station. Because of the way the current infrastructure is set up, including the lack of hydrogen production on-site, it is often impossible for a customer to know if they will even be able to get fuel or not until they actually arrive at one of the extremely limited refueling locations. The CHRS system will increase the availability of hydrogen fueling options for FCEV owners, making it easier for them to refuel their vehicles and for manufacturers to sell their hydrogen vehicles because of the availability of hundreds of fueling stations.

Additionally, these types of stations can be powered by renewable energy sources, such as solar or wind power, which can reduce their environmental impact and help to promote the use of green hydrogen.

Another advantage of these stations is that they can be easily expanded as the demand for hydrogen fuel increases. This can help to ensure that there is always enough hydrogen available to meet the needs of FCEV owners.

Overall, a product that delivers modular, compact green hydrogen refueling stations can be a disruptive factor and help to spur the growth of the FCEV market, by making it more convenient, affordable, and environmentally friendly for FCEV owners to refuel their vehicles, and it can help to support the growth of the hydrogen economy.

Scalable Green Hydrogen Production

Unlike traditional large-scale hydrogen production plants, our plants are smaller, low-cost, and quicker to permit, install, and scale. One of the key benefits of our approach is the use of low-cost, PGM-free electrolysis technology. This technology eliminates the need for expensive and rare platinum group metals, making green hydrogen production more sustainable and cost-effective. This is particularly important in today's market, where the price of these metals has been increasing, making traditional hydrogen production more expensive.

Another benefit of our approach is the ability to scale green hydrogen production quickly. Our plants are designed to be quickly installed and operational, allowing them to respond quickly to changes in market demand. This is important as the green hydrogen market is rapidly growing, and companies need a reliable source of clean energy to meet this demand.

In addition, our approach is more environmentally friendly than traditional hydrogen production methods. We use renewable energy sources such as wind and solar power to produce green hydrogen, reducing the carbon footprint of hydrogen production. This is becoming increasingly important as more companies seek to adopt clean energy solutions and reduce their environmental impact.

We also have a robust supply chain, sourcing high-quality equipment from trusted suppliers. This ensures that our plants are reliable and efficient, reducing the risk of production disruptions and increasing the overall value of our services to customers.

In the case of Scalable Green Hydrogen Production, where the volume of hydrogen that can be produced is from 100 Kilograms per day to over 2,000 (or more) kilograms per day, we can service current and emerging hydrogen gas markets, including ammonia, fertilizer, steel, mining, electronics, semiconductors, in addition to fuel cell refueling stations.

Existing Engines

We are manufacturing custom hydrogen carbon cleaning equipment for engine service providers in the engine cleaning industry. Hydrogen can is currently used for Internal Combustion Engine (“ICE”) decarbonization and maintenance prevention market through manufacturing hydrogen carbon cleaning equipment for engine service providers.

We, as a technology company, have been actively developing and integrating hydrogen technologies that can effectively reduce diesel engine emissions and maintenance requirements. By using hydrogen, our technology can significantly reduce harmful emissions such as particulate matter, nitrogen oxides, and carbon dioxide, while also improving engine performance and extending engine life.

Corporate Growth Strategy

Our growth strategy focuses on expanding our product offerings and target markets. This will be achieved through ongoing research and development to identify new opportunities, as well as strategic partnerships and collaborations with key players in our target markets.

We will target our products to businesses and communities that are looking to decarbonize. Our sales and marketing strategies will focus on building relationships with key players in our target markets, such as current users of industrial hydrogen, the emerging hydrogen refueling market, hydrogen vehicle manufacturers, engine service providers and diesel fleet operators.

Market Competition

The market is currently dominated by industrial gas producers using Steam Methane Reforming (“SMR”) which use carbon based feedstock as the energy input for the hydrogen production. The result of these methods results in gray and black (residual carbon footprint. hydrogen production.

Our Competition

Major competitors in the traditional hydrogen production market are represented by the following companies:

Praxair	Air Products and Chemicals	Linde
Air Liquide	Messer Group	BOC
Air Gas	Matheson Tri-gas	Advanced Gas Technologies

These and other current hydrogen producers will require significant investment in infrastructure for carbon capture technologies to meet the emerging requirements for clean energy generation.

We are focused on the production of green hydrogen, using renewable energy as the input power to produce green hydrogen with no carbon footprint. We are an innovator in this emergent marketplace. While we are a market leader, there are a few early competitors in green hydrogen, such as Nel, Plug Power, ITM Power, and Nikola.

We, alternatively, either teams or competes with these green hydrogen companies, depending on the specific market opportunity.

Our Competitive Strengths

Our competitive strengths include:

Focus on Low-Cost Technologies: Our focus on integrating proven low-cost technologies sets us apart from competitors, as it allows us to offer our products at a more affordable price point.

Comprehensive Portfolio of Products: We offer a wide range of products including hydrogen cleaning equipment for engine service providers, hydrogen delivery systems for diesel engines, and green hydrogen production systems for various markets. This comprehensive portfolio of products sets us apart from competitors that focus on a limited range of products.

Strong Technical Expertise: We have a strong team of technical experts with extensive knowledge and experience in the hydrogen technology and engineering industries. This expertise gives us a competitive advantage in developing and offering high-quality products that meet customer demands.

Strong Partnerships: We have established partnerships with key players in the hydrogen technology and engineering industries, which enhances our ability to secure new customers and expand our reach in the market.

Innovative Solutions: Our focus on innovation and continuous improvement sets us apart from our competitors, as we are constantly developing new and improved products and solutions to meet the changing needs of our customers.

Commitment to Sustainability: We are committed to promoting sustainability and reducing carbon emissions, which aligns with the growing demand for green hydrogen products and services.

Current Market

There is growing demand for decarbonization solutions, and green hydrogen has emerged as a key technology for meeting the world's emissions reduction goals. Our target markets have different needs and challenges, but all can benefit from the benefits that green hydrogen can offer.

According to a report by MarketsandMarkets, the global growth for hydrogen consumption is projected to grow from $11.6B in 2022 to $90B in 2030, growing by a 55% CAGR. We are focused on developing and deploying small to medium green hydrogen production, storage and dispensing systems to satisfy the projected growth of the green hydrogen market.[3]

Properties

We operate out of an approximately 5,000 square foot facility in Murrieta, California and we are establishing a location in Houston, Texas for our Scalable Green Hydrogen Production farms.

Employees

As of January 29, 2024, we had two full-time employee and no part-time employees.

Environmental

Our operations do not pose an environmental risk, and we have no past environmental violations. We also do not require special environmental permits to conduct our business activities.

We follow standard policies and procedures for environmental compliance and risk management. We prioritize environmental sustainability and we continuously strive to improve our environmental performance.

We recognize that emerging climate change and other environmental issues present potential risks to any business. However, these risks only underscore the need for our products and services. As we continue to grow and expand our business, we will remain vigilant in identifying and addressing potential environmental risks. We want to highlight that our supply chains are diverse and well-shielded, reducing the potential environmental risks associated with our business operations. We work closely with our suppliers to ensure their environmental practices align with our standards. We continuously monitor and evaluate our supply chains to identify potential environmental risks.

We will follow standard procedures for any environmental insurance coverage or other risk management strategies that we have in place. We are committed to protecting the environment and ensuring our business operations are conducted environmentally.

___________________________________

[3] https://www.marketsandmarkets.com/Market-Reports/green-hydrogen-market-92444177.html#:~:text=The%20global%20green%20hydrogen%20market,cagr%20during%20the%20forecast%20period.

Intellectual Property

We hold exclusive rights to several patents, which are listed in the table below. These patents represent the innovative intellectual property and data that are unique to us and are used in our product designs. We believe they provide a significant competitive advantage for us in the markets we serve. The table includes the country, application number, patent number, and title of each patent, as well as its status.

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

ITEM 1A. RISK FACTORS.

The following are important factors we have identified that could affect an investment in our securities. You should consider them carefully when evaluating an investment in HNO International, Inc. securities, because these factors could cause actual results to differ materially from historical results or any forward-looking statements. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, operating results, and prospects.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm reports on our audited financial statements for the years ended October 31, 2023 and 2022, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

We have a limited operating history.

We have a limited operating history. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least for the foreseeable future. We can make no assurances that we will be able to effectuate our strategies or otherwise to generate sufficient revenue to continue operations.

During the year ended October 31, 2023, our total revenue was $13,000, and we had a net loss of $1,441,335. During the year ended October 31, 2022, our total revenue was $34,450, and we had a net loss of $1,071,309.

Our estimates of capital, personnel, equipment, and facilities required for our proposed operations are based on certain other existing businesses operating under projected business conditions and plans. We believe that our estimates are reasonable, but it is not possible to determine the accuracy of such estimates at this point. In formulating our business plan, we have relied on the judgment of our officers and directors and their experience in developing businesses. We can make no assurances that we will be able to obtain sufficient financing or implement successfully the business plan we have devised. Further, even with sufficient financing, there can be no assurance that we will be able to operate our business on a profitable basis. We can make no assurances that our projected business plan will be realized or that any of our assumptions will prove to be correct.

We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to general economic and financial conditions, while others are more specific to us and the carbon emissions industry in which we operate. The following factors set out potential risks we have identified that could adversely affect us. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, could also have a negative impact on our business operations or financial condition.

We operate in a highly competitive industry.

The climate and carbon treatment business is highly competitive and constantly changing. Our competitors include not only other large multinational companies, but also smaller entities that operate in local or regional markets as well as new forms of market participants.

Competitive challenges also arise from rapidly-evolving and new technologies in the carbon capture space, creating opportunities for new and existing competitors and a need for continued significant investment in research and development.

A number of our existing or potential competitors may have substantially greater financial, technical, and marketing resources, larger investor bases, greater name recognition, and more established relationships with their investors, and more established sources of deal flow and investment opportunities than we do. This may enable our competitors to: develop and expand their services and develop infrastructure more quickly and achieve greater scale and cost efficiencies; adapt more quickly to new or emerging markets and opportunities, strategies, techniques, technologies, and changing investor needs; take advantage of acquisitions and other market opportunities more readily; establish operations in new markets more rapidly; devote greater resources to the marketing and sale of their products and services; adopt more aggressive pricing policies; and provide clients with additional benefits at lower overall costs in order to gain market share. If our competitive advantages are not compelling or sustainable and we are not able to effectively compete with larger competitors, then we may not be able to increase or sustain cash flow.

We will need to raise funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will need to seek funds soon, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances or a combination of these approaches. Raising funds in the current economic environment may present additional challenges. It is not certain that we have accounted for all costs and expenses of future development and regulatory compliance. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our future growth may be limited.

Our ability to achieve our expansion objectives and to manage our growth effectively depends upon a variety of factors, including our ability to further develop use of methodology, solutions and systems, to attract and retain skilled employees, to successfully position and market the Company, to protect our existing intellectual property, to capitalize on the potential opportunities we are pursuing with third parties, and sufficient funding. To accommodate growth and compete effectively, we will need working capital to maintain adequate operating levels, develop additional procedures and controls and increase, train, motivate and manage our work force. There is no assurance that our personnel, systems, procedures and controls will be adequate to support our potential future operations.

We rely on key personnel.

Our success also will depend in large part on the continued service of our key operational and management personnel, including executive staff, research and development, engineering, marketing and sales staff. We face intense competition from our competitors, customers and other companies throughout the industry. Any failure on our part to hire, train and retain a sufficient number of qualified professionals could impair our business.

Our stockholders have limited voting power compared to the holder of our Series A Preferred Stock.

Our Chairman, Donald Owens, is the sole holder of our Series A Preferred Stock and, along with his ownership a substantial percentage of our Common Stock, controls a majority of the voting power of our Company. For so long as Mr. Owens holds all of the shares of Series A Preferred Stock and a substantial percentage of our Common Stock, he is expected to hold a majority of our outstanding voting power and he will control the outcome of matters submitted to a stockholder vote, including the appointment of all directors of the Company.

Our management controls all corporate activities and can approve all transactions, including mergers, without the approval of other stockholders.

Our Chairman, Donald Owens, owns all of the shares of our Series A Preferred Stock that gives him the rights to 55 votes per share of our Company as well as is ownership of a substantial percentage of our Common Stock. Other members of our management also own shares of our Common Stock. Therefore, our management effectively controls all corporate activities and can approve transactions, including possible mergers, issuance of shares and compensation levels, without the approval of other stockholders. The decisions of our management may not be consistent with or in the best interests of other stockholders.

This capital structure may have anti-takeover effects preventing a change in control transaction that the minority owners of our Common Stock might consider in their best interest.

The ability of our management to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

Our Chairman, Donald Owens, owns all of the shares of our Series A Preferred Stock that gives him the rights to 55 votes per share of our Company as well as is ownership of a substantial percentage of our Common Stock. Because of this beneficial stock ownership, Mr. Owens is in a position to continue to elect our entire board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our management may differ from the interests of our minority stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Our minority stockholders have no way of overriding decisions made by our management. This level of control may also have an adverse impact on the market value of our shares because our management may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We owe debt to a related party, which may be convertible into a substantial amount of shares of Common Stock. If any or all of the notes are converted, shareholders would realize substantial dilution.

As of January 8, 2024, we had entered into several promissory notes with HNO Green Fuels, Inc., an entity controlled by our Chairman, Donald Owens, in the aggregate principal amount of $1,440,000. Although none of these notes are currently convertible into shares of Common Stock of our Company, in the past, we have settled a note that was in default for shares of Common Stock. If we are unable to pay each note, we may settle one or all of the notes for shares of our Common Stock. In the event of a settlement or settlements of a note or notes for shares of our Common Stock, our shareholders would realize substantial dilution and the value of their shares would decrease.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain intellectual property or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our concept, which could make it more difficult for us to operate our business. We may receive inquiries from intellectual property owners inquiring whether we infringe their proprietary rights.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core methodology and intellectual property. To accomplish this, we will rely on a combination of intellectual property, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology. Patent, trademark, and trade secret laws vary significantly throughout the world.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our employees, consultants, outsource manufacturers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may not be successful in our potential business combinations.

We may, in the future, pursue acquisitions of other complementary businesses and technology licensing arrangements. We may also pursue strategic alliances and joint ventures that leverage our core products and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies and limited experience with respect to forming collaborations, strategic alliances and joint ventures.

If we were to make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and could assume unknown or contingent liabilities. Any future acquisitions we make, could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business.

Any future indebtedness reduces cash available for distribution and may expose us to the risk of default under debt obligations that we may incur in the future.

Payments of principal and interest on borrowings that we may incur in the future may leave us with insufficient cash resources to operate the business. Our level of debt and the limitations imposed on us by debt agreements could have significant material and adverse consequences, including the following:

•	Our cash flow may be insufficient to meet our required principal and interest payments;

•	We may be unable to borrow additional funds as needed or on favorable terms, or at all;

•	We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	To the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	To the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense; and

•	Our default under any loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, and our ability to make distributions to our shareholders could be materially and adversely affected.

Our results of operations are highly susceptible to unfavorable economic conditions.

We are exposed to risks associated with weak or uncertain regional or global economic conditions and disruption in the financial markets. The global economy continues to be challenging in some markets. Uncertainty about the strength of the global economy generally, or economic conditions in certain regions or market sectors, and a degree of caution on the part of some marketers, can have an effect on the demand for advertising and marketing communication services. In addition, market conditions can be adversely affected by natural and human disruptions, such as natural disasters, severe weather events, military conflict or public health crises. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions or other market disruptions that adversely affect client spending, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.

We may not be able to meet our performance targets and milestones.

From time to time, we communicate to the public certain targets and milestones for our financial and operating performance that are intended to provide metrics against which to evaluate our performance. They should not be understood as predictions or guidance about our expected performance. Our ability to meet any target or milestone is subject to inherent risks and uncertainties, and we caution investors against placing undue reliance on them.

We have limited personal liability.

Our Articles of Incorporation and Bylaws generally provide that the liability of our officers and directors will be eliminated to the fullest extent allowed under law for their acts on behalf of our Company.

It is possible investors may lose their entire investment.

We will be reliant on the proceeds of this offering to expand our operations. We may not be successful in implementing our business strategy or that we will be successful in achieving our objectives. Our prospects for success must be considered in the context of a thinly capitalized company in a highly competitive market. As a result, investors may lose their entire investment.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2023 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Risks Related to Our Market

We may be unable to successfully execute and operate our green hydrogen production projects and such projects may cost more and take longer to complete than we expect.

As part of our vertical integration strategy, we are developing and constructing green hydrogen production facilities at locations across the United States and Canada. Our ability to successfully complete and operate these projects is not guaranteed. These projects will impact our ability to meet and supplement the hydrogen demands for our products and services, for both existing and prospective customers. Our hydrogen production projects are dependent, in part, upon our ability to meet our internal demand for electrolyzers required for such projects. Electrolyzer demand by external customers may concurrently affect our ability to meet the internal electrolyzer demand from our hydrogen production projects. The timing and cost to complete the construction of our hydrogen production projects are subject to a number of factors outside of our control and such projects may take longer and cost more to complete and become operational than we expect.

Furthermore, the viability and competitiveness of our green hydrogen production facilities will depend, in part, upon favorable laws, regulations, and policies related to hydrogen production. Some of these laws, regulations, policies are nascent, and there is no guarantee that they will be favorable to our projects. Additionally, our facilities will be subject to numerous and new permitting, regulations, laws, and policies, many of which might vary by jurisdiction. Hydrogen production facilities are also subject to robust competition from well-established multi-national companies in the energy industry. There is no guarantee that our hydrogen production strategy will be successful, amidst this competitive environment.

We will continue to be dependent on certain third-party key suppliers for components in our products. The failure of a supplier to develop and supply components in a timely manner or at all, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production.

We rely on certain key suppliers for critical components in our products, and there are numerous other components for our products that are sole sourced. If we fail to maintain our relationships with our suppliers or build relationships with new suppliers, or if suppliers are unable to meet our demand, we may be unable to manufacture our products, or our products may be available only at a higher cost or after a delay. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources. Furthermore, we may become increasingly subject to domestic content sourcing requirements and Buy America preferences, as required under certain United States federal infrastructure funding sources. Domestic content preferences and Buy America requirements potential mandate that we source certain components and materials from within the United States. Conformity with these provisions potentially depends upon our ability to increasingly source components or certain materials from within the United States. An inability to meet these requirements could have a material adverse effect on our ability to successfully compete for certain projects or awards utilizing federal funds subject to such mandates.

The failure of a supplier to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity and cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes. Any such delays could result in sales and installation delays, cancellations, penalty payments or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Our products and services face intense competition.

The markets for energy products, including PEM fuel cells, electrolyzers, and hydrogen production are intensely competitive. Some of our competitors are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development, and commercialization of profitable, commercially viable products more quickly and effectively than we can. There are many companies engaged in all areas of traditional and alternative energy generation in the United States and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as advanced battery technologies, generator sets, fast charged technologies and other types of fuel cell technologies. Well established companies might similarly seek to expand into new types of energy products, including PEM fuel cells, electrolyzers, or hydrogen production. Additionally, some competitors may rely on other different competing technologies for fuel cells, electrolyzers, or hydrogen production. We believe our technologies have many advantages. In the near future, we expect the demand for these products – electrolyzers in particular – to largely offset any hypothetical market preference for competing technologies. However, changes in customer preferences, the marketplace, or government policies could favor competing technologies. The primary current value proposition for our fuel cell customers stems from productivity gains in using our solutions. Longer term, given evolving market dynamics and changes in alternative energy tax credits, if we are unable to successfully develop future products that are competitive with competing technologies in terms of price, reliability and longevity, customers may not buy our products. Technological advances in alternative energy products, battery systems or other fuel cell, electrolyzer, or hydrogen technologies may make our products less attractive or render them obsolete.

Risks Related to Financing Our Business

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with SEC reporting requirements. We anticipate that these costs will be approximately $200,000-$300,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our results of operations, cash flow and financial condition.

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, investors, banks and other financial institutions may be reluctant to enter into any lending or financial transactions with us, because we intend to enter into a mining excavation operation that could have environmental impacts if not managed properly. If any of the source of funding is unavailable to us, our growth may be limited, and our operating profit may be impaired.

We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the provincial or federal regulatory environment relating to the extraction, processing and distribution of our products or otherwise, to access capital markets on a timely basis and on favorable terms or at all. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.

Our access to capital will depend upon several factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to obtain capital to finance, the operation could be negatively impacted. In addition, investors, banks and other financial institutions may be reluctant to enter into financing transactions with us, because we intend to operate a mining excavation operation. If this source of funding is unavailable to us, our growth may be limited.

Our ability to raise funding is subject to all the above factors and will also be affected by our future financial position, results of operations and cash flows. All these events would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Any future indebtedness reduces cash available for distribution and may expose us to the risk of default under debt obligations that we may incur in the future.

Payments of principal and interest on borrowings that we may incur in the future may leave us with insufficient cash resources to operate the business. Our level of debt and the limitations imposed on us by debt agreements could have significant material and adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	we may default on our obligations or violate restrictive covenants; in which case the lenders may accelerate these debt obligations; and

•	default under any loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, and our ability to make distributions to our shareholders could be materially and adversely affected.

Risks Related to Regulation

Applicable state and international laws may prevent us from maximizing our potential income.

Depending on the laws of each particular State, we may not be able to fully realize our potential to generate profit. Furthermore, cities and counties are being given broad discretion to use other carbon capture methodologies. Depending on the laws of international countries and the States, we might not be able to fully realize our potential to generate profit.

Risks Related to Our Common Stock

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that investors may have difficulty reselling their shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent reselling of shares and may cause the price of the shares to decline.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system. In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

There currently is no active public market for our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our common stock and one may never develop. Our common stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	The continued effects of the COVID-19 pandemic and its variants;

•	The impact of conflict between the Russian Federation and Ukraine on our operations;

•	Geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;

•	Changes in our industry;

•	Competitive pricing pressures;

•	Our ability to obtain working capital financing;

•	Additions or departures of key personnel;

•	Sales of our common stock;

•	Our ability to execute our business plan;

•	Operating results that fall below expectations;

•	Loss of any strategic relationship;

•	Regulatory developments; and

•	Economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144, or issued upon the conversion of preferred stock or exercise of warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any statutory holding period under Rule 144, or issued upon the conversion of preferred stock or exercise of warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Your percentage of ownership may become diluted if we issue new Common Stock or other securities, including shares that are eligible for exchange.

Our board of directors is authorized, without your approval, to cause us to issue additional Common Stock to raise capital through the issuance of Common Stock (including equity or debt securities convertible into Common Stock), and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our shareholders.

We have many authorized but unissued shares of our common stock.

We have a large number of authorized but unissued shares of Common Stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our Common Stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, and other transactions, without obtaining stockholder approval, unless stockholder approval is required. If our management determines to issue shares of our Common Stock from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

1.	Changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

2.	Fluctuations in stock market prices and volumes, particularly among securities of companies such as ours;

3.	Changes in market valuations of similar companies;

4.	Announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

5.	Variations in our quarterly operating results;

6.	Fluctuations in related labor cost; and

7.	Additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

We have never paid dividends on our Common Stock.

We have never paid cash dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We operate out of an approximately 5,000 square foot facility in Murrieta, California and we are establishing a location in Houston, Texas for our Scalable Green Hydrogen Production farms.

We believe that these facilities are adequate for our current and near-term future needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business, financial condition and operating results.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AN ISSUER PURCHASES OF EQUITY SECURITIES.

Market

Our common stock currently trades on the OTC Markets Pink Sheets under the symbol HNOI.

The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Fiscal Year Ended October 31, 2023:	High	Low
First Quarter	$1.82	$1.03
Second Quarter	$2.27	$1.21
Third Quarter	$15.00	$1.05
Fourth Quarter	$1.378	$1.01

Fiscal Year Ended October 31, 2022:	High	Low
First Quarter	$5.27	$4.50
Second Quarter	$5.00	$5.00
Third Quarter	$5.00	$5.00
Fourth Quarter	$5.00	$1.82

Holders of Our Common Stock

As of January 29, 2024, there were approximately 724 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have not declared or paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the board.

Transfer Agent

The transfer agent and registrar, for our common stock is Pacific Stock Transfer Co. The transfer agent’s address is 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119 and its telephone number is (702) 361-3033.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The following table includes all unregistered sales of securities made by us during the year ended October 31, 2023:

Date	Name	Consideration	Securities	Exemption from Registration
12/22/22	Donald Owens	Cash	20,000,000	Rule 506 (b) of Regulation D
12/26/22	HNO Green Fuels	Debt Extinguishment	20,000,000	Section 4(a)(2)
12/30/22	Donald Owens	Cash	80,000,000	Rule 506 (b) of Regulation D
1/11/23	Hossein Haririnia	Cash	2,000,000	Rule 506 (b) of Regulation D
1/13/23	Donald Owens	Cash	75,000,000	Rule 506 (b) of Regulation D
1/17/23	William Parker	Cash	5,000,000	Rule 506 (b) of Regulation D
1/2/23	Jasmine Louis	Services	500,000	Section 4(a)(2)
1/2/23	Greg Heller	Services	250,000	Section 4(a)(2)
1/2/23	Paul Mueller	Services	250,000	Section 4(a)(2)
1/2/23	Hossein Haririnia	Services	250,000	Section 4(a)(2)
1/2/23	William Parker	Services	100,000	Section 4(a)(2)
1/2/23	Kristina Mabry	Services	75,000	Section 4(a)(2)
1/2/23	Brian Hill	Services	250,000	Section 4(a)(2)
1/2/23	Malachi Smith	Services	75,000	Section 4(a)(2)
1/2/23	Saad Hasan	Services	75,000	Section 4(a)(2)
1/2/23	Alison Bedwell	Services	75,000	Section 4(a)(2)
1/2/23	Misty Pommier	Services	75,000	Section 4(a)(2)
1/2/23	Fernando Godinez	Services	25,000	Section 4(a)(2)
1/2/23	Gio Alpuente	Services	25,000	Section 4(a)(2)
1/24/23	Donald Owens	Patent Purchase Agreement	5,000,000 shares of Series A Preferred	Rule 506 (b) of Regulation D
1/31/23	Donald Owens	Cash	100,000,000	Rule 506 (b) of Regulation D
21

6/9/23	Hossein Haririnia	Cash	8,000,000	Rule 506 (b) of Regulation D
5/20/23	Raquel A Williams	Cash	1,000	Regulation A
5/22/23	Thornal Adams	Cash	1,000	Regulation A
5/17/23	Carl M Agard	Cash	1,000	Regulation A
5/18/23	Angeline M Alexander	Cash	5,000	Regulation A
5/20/23	Wesley Clifford Allen	Cash	2,000	Regulation A
5/16/23	Berthe S. Alleyne	Cash	2,000	Regulation A
5/18/23	Aaron Anthony Alli	Cash	1,000	Regulation A
5/16/23	Phyllis Ann Alston	Cash	250	Regulation A
5/22/23	Juliette Alston	Cash	1,000	Regulation A
5/29/23	Vernell Alston	Cash	1,000	Regulation A
5/28/23	Jasmine Alvarez	Cash	1,000	Regulation A
5/16/23	Christopher Anderson	Cash	500	Regulation A
5/22/23	Treddis D. Anderson	Cash	1,000	Regulation A
5/23/23	Treddis D. Anderson, Jr.	Cash	1,000	Regulation A
5/16/23	Jerome Armstead Armstead	Cash	2,000	Regulation A
5/22/23	Ashley Chantal Armstead	Cash	1,000	Regulation A
5/18/23	Jerome Armstead	Cash	3,000	Regulation A
5/20/23	Kitambra Mcshay Baker	Cash	1,000	Regulation A
5/26/23	Deniece Carolyn Baker	Cash	1,000	Regulation A
5/23/23	Darius Barnes	Cash	1,000	Regulation A
5/23/23	Heather Ingrid Beckno	Cash	1,000	Regulation A
5/22/23	Taylor Alonzo Belden	Cash	1,000	Regulation A
5/18/23	Lenore P. Bell	Cash	1,500	Regulation A
5/24/23	Broderick Dennis Bellow	Cash	1,000	Regulation A
5/18/23	Joel Benjamin	Cash	2,000	Regulation A
5/16/23	Joel Benjamin	Cash	300	Regulation A
5/17/23	Kevin Bens	Cash	1,000	Regulation A
5/16/23	Jennifer J. Berry	Cash	500	Regulation A
5/25/23	Michael J. Bishop	Cash	5,600	Regulation A
5/16/23	Danny Ray Bouie	Cash	250	Regulation A
5/23/23	Danny Ray Bouie	Cash	1,000	Regulation A
5/22/23	Philip Bowman	Cash	10,000	Regulation A
5/17/23	Lashaunda S. Bradley	Cash	250	Regulation A
5/31/23	Willie Bradshaw	Cash	10,000	Regulation A
5/17/23	Monica Marie Brewer	Cash	1,000	Regulation A
5/16/23	Willie Cal Brown	Cash	250	Regulation A
5/24/23	Keith Burleigh	Cash	1,000	Regulation A
5/20/23	Brian Paul Burrage	Cash	1,000	Regulation A
5/16/23	Brian Byrd	Cash	250	Regulation A
5/22/23	Greg Byrd Entertainment LLC c/o Gregory S Byrd	Cash	1,000	Regulation A
5/23/23	Sharon Hardy Caddle	Cash	2,000	Regulation A
5/26/23	Sharon Hardy Caddle	Cash	1,800	Regulation A
5/31/23	Sharon Hardy Caddle	Cash	1,200	Regulation A
5/18/23	Julio Cesar Campos	Cash	5,000	Regulation A
5/16/23	Alfred Eugene Carroll	Cash	250	Regulation A
5/18/23	Annette Chase	Cash	1,000	Regulation A
22

5/25/23	Eldridge Louis Chism, Jr.	Cash	1,000	Regulation A
5/24/23	Carlise T. Choate	Cash	1,000	Regulation A
5/18/23	Chukwudi Nwokedi Chukwuelue	Cash	1,000	Regulation A
5/17/23	Judith Christine Clarke	Cash	1,000	Regulation A
5/20/23	Zinger Clausell Holley	Cash	1,000	Regulation A
5/29/23	Chalina Y. Clemons	Cash	10,000	Regulation A
5/23/23	Tina Maria Clonts	Cash	2,000	Regulation A
5/31/23	Anita J. Clonts	Cash	2,000	Regulation A
5/23/23	Anita Clonts	Cash	1,200	Regulation A
5/31/23	Lorna N. Cole	Cash	10,000	Regulation A
5/16/23	Simone Turia Coleman	Cash	5,000	Regulation A
5/16/23	Simone Turia Coleman	Cash	5,000	Regulation A
5/16/23	Joe Richard Condrey	Cash	5,000	Regulation A
5/16/23	Arthur Lee Conway	Cash	500	Regulation A
5/20/23	Keith Ryan Cortesini	Cash	1,000	Regulation A
5/16/23	Samuel Austin Cutler	Cash	25,000	Regulation A
5/17/23	Samuel Austin Cutler	Cash	74,999	Regulation A
5/22/23	Samuel Austin Cutler	Cash	10,001	Regulation A
5/16/23	Tammy M. Davis	Cash	5,000	Regulation A
5/16/23	Nicola Natoya Davis	Cash	250	Regulation A
5/23/23	Nicola Natoya Davis	Cash	1,000	Regulation A
5/24/23	Marcus Hampton Davis	Cash	2,000	Regulation A
5/24/23	Lesa Deed-ross	Cash	1,500	Regulation A
5/20/23	Shamar Delsol	Cash	1,000	Regulation A
5/17/23	Dawn Monique Devega	Cash	1,000	Regulation A
6/1/23	Rhonda E. Dunlap	Cash	1,000	Regulation A
5/17/23	Charmaine Easley	Cash	1,000	Regulation A
5/16/23	Edward Ederaine	Cash	450	Regulation A
5/22/23	Edward Ederaine	Cash	1,000	Regulation A
5/30/23	Edward Ederaine	Cash	1,000	Regulation A
5/24/23	Adam David Eidson	Cash	10,000	Regulation A
5/17/23	Armando Ernesto Ellis	Cash	20,000	Regulation A
5/19/23	Aj Ellis	Cash	1,500	Regulation A
5/18/23	Daniel Louis Erber	Cash	1,000	Regulation A
5/16/23	Joni V. Evans	Cash	5,000	Regulation A
5/18/23	John Earl Fann	Cash	1,000	Regulation A
5/24/23	Quenton Farr	Cash	2,000	Regulation A
5/18/23	Anaise Margarlis Ferguson	Cash	4,000	Regulation A
5/17/23	Brian Fifer	Cash	1,000	Regulation A
5/24/23	Jerry Robin Finin	Cash	1,100	Regulation A
5/26/23	Nancy Flemming	Cash	1,000	Regulation A
5/23/23	Jane Vinoya Flores	Cash	1,000	Regulation A
5/22/23	Kachan A. Forbes	Cash	1,000	Regulation A
5/20/23	Dwight Mcneal Ford	Cash	1,000	Regulation A
5/23/23	Dwight Mcneal Ford	Cash	2,000	Regulation A
5/18/23	Faytesha Maureen Gay	Cash	10,000	Regulation A
5/17/23	Charles Allen Gibson	Cash	10,000	Regulation A
5/16/23	Tyrell J. Gibson	Cash	250	Regulation A
5/21/23	Deric Adolphus Gilliard	Cash	1,000	Regulation A
5/17/23	Thad Gittens	Cash	1,000	Regulation A
23

5/21/23	Thad Michael Gittens	Cash	1,500	Regulation A
5/21/23	Thad Michael Gittens	Cash	1,000	Regulation A
5/21/23	Thad Michael Gittens	Cash	1,500	Regulation A
5/22/23	Thad Michael Gittens	Cash	1,000	Regulation A
5/16/23	Kenneth M. Givens Jr	Cash	300	Regulation A
5/22/23	Ramanathan Gnanadesikan	Cash	10,000	Regulation A
5/16/23	Parrish Leshown Godchild	Cash	500	Regulation A
5/17/23	Raymos A. Gonzales	Cash	1,000	Regulation A
5/29/23	Diamond Mercedes Goodson	Cash	1,000	Regulation A
5/19/23	Marcus Gravely	Cash	1,000	Regulation A
5/16/23	Michael Allen Gravely Jr	Cash	250	Regulation A
5/23/23	Kevin Eric Green	Cash	1,999	Regulation A
5/16/23	Tawana Nichole Greene	Cash	250	Regulation A
5/20/23	Sunita Usha Lianti Greenfield	Cash	1,000	Regulation A
5/16/23	Jalon Spencer Griffin	Cash	250	Regulation A
5/30/23	Spencer Griffin III	Cash	1,500	Regulation A
5/17/23	Dwight Hall	Cash	2,000	Regulation A
5/23/23	Absalom Jovelle Hall	Cash	5,000	Regulation A
5/24/23	Takiyaj Hall	Cash	1,000	Regulation A
5/25/23	Bettina A. Hall	Cash	4,000	Regulation A
5/16/23	Willie Louis Hardy	Cash	250	Regulation A
5/17/23	Ellenar Harper	Cash	1,000	Regulation A
5/22/23	Steven Harper	Cash	1,000	Regulation A
5/25/23	Steven Harper	Cash	2,000	Regulation A
5/16/23	La Tonya Harris	Cash	1,000	Regulation A
5/22/23	Christopher Harris	Cash	1,000	Regulation A
6/1/23	Melinda W. Harris	Cash	1,000	Regulation A
5/16/23	Menarda Meshea Hayes	Cash	250	Regulation A
5/16/23	Bryant Keith Hayes	Cash	250	Regulation A
5/16/23	Daryl Rydell Hayes	Cash	1,000	Regulation A
5/16/23	Menarda Meshea Hayes	Cash	250	Regulation A
5/20/23	William Mckinzie Haymon	Cash	1,000	Regulation A
5/16/23	Johnell Haynes	Cash	250	Regulation A
5/19/23	Kenneth Lee Heflin	Cash	1,010	Regulation A
5/17/23	Terry Vaughn Hemphill	Cash	1,000	Regulation A
5/17/23	Marshonda L. Henderson	Cash	1,250	Regulation A
5/20/23	Marlow B. Hicks	Cash	2,000	Regulation A
5/21/23	Ryan Douglas High	Cash	3,000	Regulation A
5/20/23	Yvonne Angela Hobson	Cash	1,000	Regulation A
5/20/23	Danny Holley	Cash	1,000	Regulation A
5/18/23	Darnell Howard	Cash	1,000	Regulation A
5/16/23	Natarsha Humphries	Cash	1,000	Regulation A
5/16/23	Vincent Idemyor	Cash	250	Regulation A
5/30/23	Vincent Idemyor	Cash	1,000	Regulation A
5/17/23	Demetrius James Ingram	Cash	5,000	Regulation A
5/16/23	Jamin Israel	Cash	250	Regulation A
24

5/17/23	Ubong E. Ituen	Cash	2,000	Regulation A
5/16/23	Eno Leonard Ituen	Cash	1,000	Regulation A
5/17/23	Samuel Lee Jackson	Cash	1,500	Regulation A
5/22/23	Akwasi Jackson	Cash	2,000	Regulation A
5/23/23	Marta Jill Jaenke	Cash	2,000	Regulation A
5/23/23	Melford James	Cash	1,000	Regulation A
5/20/23	Clarence Jefferson	Cash	1,000	Regulation A
5/17/23	Michelle D. Jenkins	Cash	10,000	Regulation A
5/16/23	Marvin Lee Johnson	Cash	300	Regulation A
5/18/23	Ausey Johnson	Cash	1,000	Regulation A
5/16/23	Roscoe Johnson	Cash	1,000	Regulation A
5/23/23	Roscoe Johnson	Cash	15,000	Regulation A
5/26/23	Roscoe Johnson	Cash	5,000	Regulation A
5/30/23	Jacquita Sheneal Johnson House	Cash	1,000	Regulation A
5/16/23	Sheilah Jones	Cash	600	Regulation A
5/18/23	Gerhard Klusmann	Cash	1,000	Regulation A
5/23/23	Paul Mark Kobylarz	Cash	10,000	Regulation A
5/22/23	Paula Lacount	Cash	1,000	Regulation A
5/18/23	Lamarr K. Lark	Cash	5,000	Regulation A
5/16/23	Antwon Eugene Lark	Cash	5,000	Regulation A
5/22/23	Brenda Elaine Lark	Cash	1,000	Regulation A
5/25/23	Karen Evon Latson	Cash	6,200	Regulation A
6/1/23	Constance Jean Leon	Cash	10,000	Regulation A
5/16/23	Dameon Levi	Cash	2,500	Regulation A
5/16/23	Eric T. Lewis	Cash	250	Regulation A
5/20/23	Gail Frances Lewis	Cash	2,000	Regulation A
5/30/23	Verneil Lewis	Cash	1,500	Regulation A
5/16/23	Eric Keith Lewis	Cash	1,000	Regulation A
5/18/23	Jean Ann Lewis	Cash	1,000	Regulation A
5/31/23	James Alexander Lewis	Cash	1,000	Regulation A
5/23/23	Yi Li	Cash	1,000	Regulation A
5/17/23	Shannon D. Long	Cash	1,000	Regulation A
5/17/23	Samuel Gabriel Long	Cash	1,000	Regulation A
5/24/23	Omasan Macarthy	Cash	2,000	Regulation A
5/20/23	Ricardo Maderas	Cash	1,000	Regulation A
5/18/23	Nicole P. Marsh	Cash	1,000	Regulation A
5/26/23	Ashlee Ladonis Martin	Cash	1,000	Regulation A
5/23/23	Edgar R. Martinez	Cash	5,000	Regulation A
5/20/23	Michael Bernard Mason	Cash	2,000	Regulation A
5/17/23	Tynnetta Mcbeth	Cash	2,000	Regulation A
5/16/23	Ariel Benkadmiel Mccullough	Cash	250	Regulation A
5/16/23	Harrison Mcdaniel	Cash	500	Regulation A
5/20/23	Anthony J. Mineo	Cash	1,000	Regulation A
5/16/23	Orlene Rebecca Mitchell	Cash	1,000	Regulation A
5/17/23	Kathleen Mitchell	Cash	1,000	Regulation A
5/23/23	Orlene Rebecca Mitchell	Cash	1,500	Regulation A
5/20/23	Jarodrick Mixon	Cash	1,000	Regulation A
5/24/23	Julien Mondesir	Cash	1,000	Regulation A
5/25/23	Randy Andrell Moore	Cash	1,500	Regulation A
25

5/22/23	David Christopher Morehead	Cash	2,000	Regulation A
5/20/23	Kerry Morgan	Cash	1,000	Regulation A
5/27/23	Stephanie Morris	Cash	2,000	Regulation A
5/16/23	Daniella Muhyee	Cash	1,000	Regulation A
5/21/23	Daniella Muhyee	Cash	2,000	Regulation A
5/17/23	Rashad Abdul Muhyee	Cash	1,000	Regulation A
5/26/23	Chloe Neff	Cash	1,000	Regulation A
5/21/23	Shereka Norfleet	Cash	1,000	Regulation A
5/25/23	Yong Mi Norfleet	Cash	3,000	Regulation A
5/17/23	Brian Norwood	Cash	1,000	Regulation A
5/26/23	Brian Norwood	Cash	1,500	Regulation A
5/28/23	Delories Ann Nunnery	Cash	1,000	Regulation A
5/30/23	Nicole Denise O'keefe	Cash	2,500	Regulation A
5/18/23	Luke James O'toole	Cash	1,500	Regulation A
5/18/23	Security Solutions Int'l LLC c/o Luke James O'toole	Cash	1,000	Regulation A
5/28/23	Charlotte Monique Oakman	Cash	1,000	Regulation A
5/20/23	Bridgitt Evelyn Ocloo-bonsu	Cash	1,000	Regulation A
5/28/23	Jermaine Kwabena Ofosu-anim	Cash	10,000	Regulation A
5/16/23	Daniel Parker	Cash	250	Regulation A
5/26/23	Michael Patterson	Cash	1,000	Regulation A
5/27/23	Gail Paty	Cash	1,600	Regulation A
5/24/23	Edwin Etiene Perez Hernandez	Cash	5,000	Regulation A
5/16/23	Latoya Patrice Perry	Cash	1,000	Regulation A
5/19/23	Angela Perryman	Cash	1,000	Regulation A
5/16/23	John B. Pierpont	Cash	2,000	Regulation A
5/16/23	Joseann Laurraine Plunkett	Cash	1,000	Regulation A
5/24/23	Joseann Laurraine Plunkett	Cash	1,500	Regulation A
5/16/23	Austin J. Pope	Cash	250	Regulation A
5/23/23	Alton Pounall	Cash	1,000	Regulation A
5/20/23	Annie Priester	Cash	1,000	Regulation A
5/16/23	Tywan D. Purnell	Cash	1,000	Regulation A
5/16/23	Tarsha Monique Purnell	Cash	500	Regulation A
5/23/23	Tywan Donta Purnell	Cash	30,000	Regulation A
5/31/23	Tywan Donta Purnell	Cash	19,000	Regulation A
5/19/23	Humphrey O. Quao	Cash	1,000	Regulation A
5/26/23	Riley Quintanilla	Cash	1,000	Regulation A
5/18/23	James Alexander Randle	Cash	1,000	Regulation A
5/19/23	Diana M. Randolph	Cash	1,000	Regulation A
5/28/23	Carlo Rhodes	Cash	1,000	Regulation A
5/30/23	Anita M. Rhodes	Cash	2,500	Regulation A
5/24/23	Nancy Ann Rieger	Cash	1,500	Regulation A
5/27/23	Patricia Ann Robinson	Cash	1,000	Regulation A
5/31/23	Erma Robinson	Cash	2,000	Regulation A
5/27/23	Armeta Jacks Ross	Cash	1,000	Regulation A
26

5/16/23	Kevin Crisando Ruskin	Cash	1,000	Regulation A
5/25/23	Dharunkumar Sadasivam	Cash	2,000	Regulation A
5/25/23	Dharunkumar Sadasivam	Cash	2,000	Regulation A
5/26/23	Dharunkumar Sadasivam	Cash	1,000	Regulation A
5/16/23	Khafrakhafre Raha Sakhara	Cash	500	Regulation A
5/20/23	Janice VernidaSanderlin	Cash	1,000	Regulation A
5/24/23	Demetrius Verone Scott	Cash	2,500	Regulation A
5/24/23	Demetrius Verone Scott	Cash	2,500	Regulation A
5/16/23	Olakunde Sentwali	Cash	500	Regulation A
5/19/23	Marvin Antoine Sewell	Cash	1,000	Regulation A
5/18/23	Debra A .Shannon	Cash	1,000	Regulation A
5/18/23	Oscar Shepherd	Cash	7,000	Regulation A
5/16/23	Keith Nathaniel Singletary	Cash	500	Regulation A
5/16/23	Keith Nathaniel Singletary	Cash	300	Regulation A
5/16/23	Donte Small	Cash	1,000	Regulation A
5/23/23	Johnny Smith	Cash	15,000	Regulation A
5/16/23	Monica J. Smith	Cash	250	Regulation A
5/17/23	Maurice Anthony Smith	Cash	2,000	Regulation A
5/19/23	Johnny Smith	Cash	1,000	Regulation A
5/20/23	Felicia Annette Elizabeth Smith	Cash	1,000	Regulation A
5/25/23	Johnny Smith	Cash	1,100	Regulation A
5/25/23	Glenn Wendall Soriano	Cash	1,000	Regulation A
5/22/23	Theodore O. Spaulding	Cash	3,000	Regulation A
5/20/23	Ellie Stewart, Trustee	Cash	2,500	Regulation A
5/27/23	Michelle N. Taylor	Cash	1,000	Regulation A
5/17/23	Travis N. Tennant	Cash	10,000	Regulation A
5/22/23	James R. Thomas	Cash	2,000	Regulation A
5/22/23	Leland Wayne Thomas	Cash	1,000	Regulation A
5/30/23	Angel Martin Torres	Cash	1,010	Regulation A
5/25/23	Ivory Traynham	Cash	3,000	Regulation A
5/17/23	Kelly R. Tucker	Cash	1,000	Regulation A
5/18/23	Donald J. Turner	Cash	1,000	Regulation A
5/16/23	Dexter Devone Turner	Cash	1,000	Regulation A
5/21/23	John Ruben Vann	Cash	1,000	Regulation A
5/22/23	John Ruben Vann	Cash	1,000	Regulation A
5/21/23	Ray Vaughn	Cash	5,000	Regulation A
5/26/23	Sivaprakasam Venkatachalam	Cash	10,000	Regulation A
5/24/23	Milton Vickers	Cash	1,000	Regulation A
5/17/23	Kareem Virgo	Cash	1,000	Regulation A
5/16/23	Peter M. Wachira	Cash	250	Regulation A
5/16/23	Marva Angela Wade	Cash	1,500	Regulation A
5/18/23	William Franklyn Wainwright	Cash	1,000	Regulation A
5/26/23	Braylon Wade Walker	Cash	3,000	Regulation A
5/18/23	Levoda Jean Walker	Cash	12,000	Regulation A
27

5/31/23	Emmett Lee Walker	Cash	1,000	Regulation A
5/26/23	Bracy Wardell Walker Jr.	Cash	3,000	Regulation A
5/16/23	Verneilia A. Wanza	Cash	250	Regulation A
5/22/23	Lloyd G. Warren	Cash	20,000	Regulation A
5/30/23	Dereke Earle Watkins	Cash	1,000	Regulation A
5/18/23	Joshua Jamal Watson	Cash	1,000	Regulation A
5/18/23	Michael Anthony Watson	Cash	1,000	Regulation A
6/1/23	Michael Anthony Watson	Cash	1,000	Regulation A
5/19/23	Donald Henry Wedlock	Cash	1,000	Regulation A
5/24/23	Carey O'neal Welch	Cash	1,000	Regulation A
5/17/23	Vernon Windell Whitaker	Cash	2,000	Regulation A
5/31/23	Vernon Windell Whitaker	Cash	1,000	Regulation A
5/16/23	Zamounte Ranauld Whitted	Cash	3,000	Regulation A
5/16/23	Derrick Roosevelt Wiggins Jr	Cash	1,000	Regulation A
5/22/23	Charles Scott Williams	Cash	1,000	Regulation A
5/19/23	Linda Williams	Cash	1,000	Regulation A
5/26/23	Sharen Willis	Cash	1,250	Regulation A
5/18/23	Najuma Willis	Cash	2,000	Regulation A
5/29/23	Erika Willis	Cash	1,000	Regulation A
5/16/23	Wilson Willmott	Cash	250	Regulation A
5/23/23	Darryl Christopher Wood	Cash	1,000	Regulation A
5/25/23	John Mark Woodard	Cash	1,000	Regulation A
5/31/23	Jordan Michael Woods	Cash	10,000	Regulation A
6/1/23	Jordan Michael Woods	Cash	2,000	Regulation A
5/17/23	Cheryl S. Wright	Cash	500	Regulation A
5/25/23	Fredricka Yancy	Cash	1,000	Regulation A
5/16/23	Nicholas Jason Yeagley	Cash	4,500	Regulation A
5/24/23	Bevan Elton Yhun	Cash	2,000	Regulation A
5/16/23	Thelma Loretta Young	Cash	10,000	Regulation A
5/16/23	Clovis Maria Young	Cash	250	Regulation A
5/16/23	Reginald C. Young	Cash	250	Regulation A
6/3/23	Zawadi Abdi	Cash	1,000	Regulation A
6/5/23	Zane Deshaun Adams	Cash	1,000	Regulation A
6/11/23	Zane Adams	Cash	1,000	Regulation A
5/26/23	Lalit K. Aggarwal	Cash	1,000	Regulation A
6/1/23	James Alston	Cash	1,000	Regulation A
6/5/23	Juliette Suggs Alston	Cash	1,000	Regulation A
6/5/23	Billy Arp Jr.	Cash	1,000	Regulation A
5/22/23	Phyllis Atkinson	Cash	1,000	Regulation A
6/4/23	Tony Ayoso	Cash	1,000	Regulation A
6/12/23	Shelley Baity	Cash	1,000	Regulation A
6/12/23	Shelley Baity	Cash	1,000	Regulation A
6/12/23	Mary Carla Baity	Cash	1,000	Regulation A
6/5/23	Nathaniel Alexander Barnes	Cash	1,000	Regulation A
6/6/23	Cheryl Anne Bassard	Cash	1,000	Regulation A
6/5/23	Tobias Beals	Cash	4,000	Regulation A
28

6/5/23	Tracey Bell	Cash	1,500	Regulation A
6/14/23	Kevin Bens	Cash	1,000	Regulation A
6/9/23	Kevin Bens	Cash	1,000	Regulation A
6/10/23	Kevin Bens	Cash	1,000	Regulation A
5/17/23	Antoinette Almeda Benton	Cash	1,000	Regulation A
6/16/23	Ashley Celeste Bradshaw	Cash	10,000	Regulation A
5/29/23	Debora Brown	Cash	1,000	Regulation A
6/3/23	Debora Brown	Cash	1,000	Regulation A
6/6/23	Kathy Burton-bell	Cash	5,000	Regulation A
6/13/23	Kathy Burton-bell	Cash	2,000	Regulation A
6/6/23	Annie Bush	Cash	1,000	Regulation A
6/6/23	Melanie Regina Cager	Cash	5,000	Regulation A
6/9/23	Lakia Cager	Cash	1,100	Regulation A
6/6/23	Alfred Eugene Carroll	Cash	5,000	Regulation A
6/6/23	Jerrell Carter	Cash	1,000	Regulation A
6/9/23	Wilketa T. Cherry	Cash	1,000	Regulation A
6/2/23	Nina Diann Christian	Cash	2,000	Regulation A
6/6/23	Camelle N. Christie	Cash	1,000	Regulation A
5/20/23	Audrey G. Clarke	Cash	1,000	Regulation A
6/4/23	Jaysen Anthony Coffil	Cash	3,000	Regulation A
6/12/23	Vincent Leonard Conklin	Cash	1,000	Regulation A
6/11/23	Mary B. Conover	Cash	1,000	Regulation A
6/5/23	Arthur Lee Conway	Cash	1,000	Regulation A
5/16/23	Marlon G. Cook	Cash	300	Regulation A
6/5/23	Melvon Abdul Cost	Cash	1,000	Regulation A
6/2/23	Irene Crenshaw	Cash	2,000	Regulation A
6/6/23	Samuel Austin Cutler	Cash	2,500	Regulation A
5/30/23	Dwayne L. Demby	Cash	1,000	Regulation A
5/23/23	James Thomas Demby Jr.	Cash	1,000	Regulation A
6/5/23	Thomas Franklin Dennis	Cash	2,000	Regulation A
6/9/23	Tanya Renee Diggs	Cash	1,000	Regulation A
6/5/23	Daniel Louis Erber	Cash	1,000	Regulation A
6/5/23	Jaylene Angela Flores	Cash	1,000	Regulation A
6/14/23	Keith Forde	Cash	3,000	Regulation A
6/7/23	Caesar Heggner Gary	Cash	1,700	Regulation A
6/5/23	Demetry Daniel Geddie	Cash	1,100	Regulation A
5/30/23	Deric Adolphus Gilliard	Cash	1,000	Regulation A
6/3/23	Thad Michael Gittens	Cash	1,000	Regulation A
6/13/23	Thad Michael Gittens	Cash	2,000	Regulation A
5/17/23	Parrish Leshown Godchild	Cash	1,500	Regulation A
6/9/23	Dana Carter Gold	Cash	2,699	Regulation A
5/16/23	Hillard Goldsmith Iii	Cash	1,000	Regulation A
5/22/23	Michael George Graham	Cash	1,001	Regulation A
6/12/23	Frederick E. Grant	Cash	5,000	Regulation A
5/26/23	Miriam Lee Gray	Cash	2,500	Regulation A
6/5/23	Tawana Nichole Greene	Cash	1,000	Regulation A
29

5/22/23	Wilson Guilbeaux	Cash	150,000	Regulation A
6/9/23	Barry Wayne Hackney	Cash	1,000	Regulation A
6/5/23	Joel Nathaniel Hall	Cash	4,000	Regulation A
5/23/23	Joel Nathaniel Hall	Cash	4,000	Regulation A
6/6/23	Nathan Mac Hardy	Cash	1,000	Regulation A
5/20/23	Christopher Harris	Cash	1,000	Regulation A
6/1/23	Taleia Harris	Cash	1,000	Regulation A
6/3/23	Nathaniel Harris	Cash	1,000	Regulation A
6/14/23	Menarda Meshea Hayes	Cash	3,000	Regulation A
6/11/23	Bryant Keith Hayes	Cash	1,000	Regulation A
6/14/23	Marzel Hedrick	Cash	1,450	Regulation A
5/27/23	Telayah Trishae Hendrix	Cash	1,130	Regulation A
5/31/23	Brianne Alise Hill	Cash	1,000	Regulation A
6/7/23	Yvonne Angela Hobson	Cash	2,000	Regulation A
6/4/23	Charlene Hunt Pickett	Cash	1,000	Regulation A
6/5/23	Infinite Vision Holdings, Inc.	Cash	1,000	Regulation A
6/15/23	Samuel Lee Jackson	Cash	1,000	Regulation A
6/15/23	Bernadette Jackson-Whitaker	Cash	1,000	Regulation A
6/11/23	Glenn Jarrett	Cash	1,000	Regulation A
5/31/23	Roscoe Johnson	Cash	2,500	Regulation A
6/14/23	Michelle Annette Johnson	Cash	1,000	Regulation A
5/21/23	Courtney Latrice Johnson	Cash	1,000	Regulation A
6/6/23	Michael Jerome Johnson	Cash	1,000	Regulation A
6/6/23	Leslie Johnson	Cash	1,000	Regulation A
6/7/23	Patti J. Johnson	Cash	5,000	Regulation A
6/9/23	Roscoe Johnson	Cash	4,200	Regulation A
6/6/23	Chikira Jones	Cash	1,000	Regulation A
6/2/23	Edward Charles Jones	Cash	1,000	Regulation A
5/25/23	Ulysses Keith	Cash	1,000	Regulation A
6/9/23	Frances Anne Keith	Cash	1,000	Regulation A
5/20/23	Miles Kenner	Cash	1,000	Regulation A
5/18/23	John L. King	Cash	2,000	Regulation A
6/5/23	Matthew Maurice Latson	Cash	1,000	Regulation A
6/11/23	Michael Ledgister	Cash	7,000	Regulation A
6/5/23	Odell Ledgister	Cash	5,000	Regulation A
6/3/23	Michael Ledgister	Cash	3,000	Regulation A
5/24/23	Lisa Lewis	Cash	1,008	Regulation A
6/6/23	Pamela Merriatta Lewis	Cash	1,000	Regulation A
6/5/23	Regina Lynice Lomax	Cash	1,000	Regulation A
5/16/23	Akeisa Raheem Lowe	Cash	250	Regulation A
5/18/23	Anthony Marc Lucas	Cash	3,000	Regulation A
6/9/23	Rae Ann Luster	Cash	1,030	Regulation A
6/12/23	Michael John Mack	Cash	1,700	Regulation A
6/5/23	Michael John Mack	Cash	1,000	Regulation A
5/22/23	Truman Bruce Mason	Cash	2,000	Regulation A
6/6/23	Stephen James Mccreary	Cash	2,000	Regulation A
6/5/23	Harrison Mcdaniel	Cash	1,000	Regulation A
30

5/26/23	Blake Ryan Mcpherson	Cash	1,500	Regulation A
6/7/23	Gina Mills	Cash	1,000	Regulation A
6/6/23	Brian Mitchell	Cash	1,000	Regulation A
6/6/23	Brandon Todd Mitchell	Cash	5,000	Regulation A
6/6/23	Marcia M. Mitrano	Cash	1,000	Regulation A
6/6/23	Marcia M. Mitrano	Cash	1,000	Regulation A
5/20/23	Marpressa Joellen Mobley-Turner	Cash	1,000	Regulation A
6/13/23	Kerry Morgan	Cash	9,000	Regulation A
6/10/23	Yvette Lorraine Morrell	Cash	10,000	Regulation A
6/9/23	Stephen Morrell	Cash	2,500	Regulation A
6/9/23	Stephen Morrell	Cash	1,500	Regulation A
6/6/23	Daniella Muhyee	Cash	1,000	Regulation A
6/7/23	Daniella Muhyee	Cash	1,000	Regulation A
6/2/23	Ronald L. Nagy	Cash	7,500	Regulation A
6/5/23	Lisa Marie Norris	Cash	1,000	Regulation A
6/6/23	Brian Norwood	Cash	7,500	Regulation A
5/28/23	Delories Ann Nunnery	Cash	1,000	Regulation A
6/13/23	Daniel Parker	Cash	3,750	Regulation A
6/13/23	Gail Paty	Cash	4,000	Regulation A
5/16/23	James Oliver Perry	Cash	10,000	Regulation A
6/15/23	Quanisha Perry	Cash	3,000	Regulation A
5/19/23	Angela Perryman	Cash	1,000	Regulation A
6/7/23	Sonja Pinto	Cash	1,100	Regulation A
6/11/23	Lydia R. Pitts	Cash	2,500	Regulation A
6/7/23	Joseann Laurraine Plunkett	Cash	1,000	Regulation A
5/20/23	Dorothy Lucile Preston	Cash	1,000	Regulation A
6/11/23	Delroy Pryce	Cash	1,000	Regulation A
6/2/23	Mohammed Salim Purmul	Cash	1,000	Regulation A
6/2/23	Daren Lee Purnell	Cash	1,000	Regulation A
6/5/23	Humphrey O. Quao	Cash	15,000	Regulation A
6/1/23	Shenitha Raines	Cash	2,000	Regulation A
6/11/23	Joanie Lynn Rapier	Cash	1,000	Regulation A
5/29/23	Barbara Bulgin Redic	Cash	1,000	Regulation A
6/6/23	Erma Robinson	Cash	2,000	Regulation A
6/6/23	Patricia Ann Robinson	Cash	4,000	Regulation A
6/11/23	Patricia Ann Robinson	Cash	5,000	Regulation A
6/7/23	Nancy Ruth Roundtree Johnson	Cash	1,000	Regulation A
5/16/23	Unlimited Wealth Entertainment	Cash	250	Regulation A
6/12/23	Unlimited Wealth Entertainment	Cash	1,000	Regulation A
6/6/23	Kevin Crisando Ruskin	Cash	1,000	Regulation A
6/5/23	Dharunkumar Sadasivam	Cash	5,000	Regulation A
6/16/23	Derek Allen Schneider	Cash	1,000	Regulation A
6/10/23	Anthony Aron Seute	Cash	1,000	Regulation A
6/12/23	Jacques Chonet Severe	Cash	9,000	Regulation A
5/22/23	Norman Linwood Simmons	Cash	10,000	Regulation A
6/6/23	Cheryl Simmons	Cash	1,000	Regulation A
5/18/23	Johnny Smith	Cash	15,000	Regulation A
31

5/26/23	Theodore O. Spaulding	Cash	2,000	Regulation A
6/12/23	Theodore O. Spaulding	Cash	100,000	Regulation A
5/23/23	Richard A. Spencer	Cash	1,000	Regulation A
6/6/23	Martise N. Spencer	Cash	1,000	Regulation A
6/7/23	Sonja K. Starks	Cash	1,000	Regulation A
6/4/23	Ellie Stewart, Trustee	Cash	2,500	Regulation A
5/25/23	Tonjia Lynn Stone	Cash	1,000	Regulation A
5/26/23	Dilip Subramanian	Cash	5,000	Regulation A
6/5/23	Iupita Taoete	Cash	2,000	Regulation A
6/12/23	Ronnie Harston Taylor	Cash	5,000	Regulation A
5/23/23	Ronnie Harston Taylor	Cash	3,000	Regulation A
6/6/23	Early Thomas Taylor Jr	Cash	1,500	Regulation A
5/21/23	Donna Maria Thomas	Cash	1,000	Regulation A
6/10/23	Michael Kieth Thompson	Cash	1,000	Regulation A
6/12/23	Theresa Thompson	Cash	1,000	Regulation A
5/21/23	William Lee Tucker	Cash	1,000	Regulation A
5/22/23	Dexter Devone Turner	Cash	2,000	Regulation A
6/6/23	Dexter Devone Turner	Cash	1,000	Regulation A
6/2/23	Jane Denise Underwood	Cash	3,000	Regulation A
5/31/23	Sherita Yvette Vann	Cash	1,000	Regulation A
6/6/23	John Ruben Vann	Cash	2,000	Regulation A
6/7/23	John Stacey Vann	Cash	1,000	Regulation A
6/6/23	Kim Vu	Cash	55,000	Regulation A
5/24/23	Wealth Solutionz LLC	Cash	1,000	Regulation A
6/6/23	Verneilia Adrienne Wanza	Cash	5,000	Regulation A
5/31/23	Brittney Watkins	Cash	1,000	Regulation A
6/13/23	Julie Marie Webb	Cash	1,000	Regulation A
6/6/23	Leroy Ralph Bernard Whyte	Cash	1,000	Regulation A
6/12/23	Leonard A. Williams	Cash	1,000	Regulation A
6/1/23	Gilbert Leroy Williams	Cash	5,000	Regulation A
6/6/23	Kareem Lamonte Williams	Cash	1,000	Regulation A
6/7/23	Sean A.C. Williams	Cash	1,000	Regulation A
5/24/23	Mary Corine Williams	Cash	1,000	Regulation A
6/5/23	Dominique Desirae Williams	Cash	10,000	Regulation A
6/5/23	Warren S. Williams	Cash	1,000	Regulation A
6/6/23	Christopher James Williams	Cash	5,000	Regulation A
5/21/23	Raymond Williams Jr.	Cash	1,000	Regulation A
5/30/23	Jerome Williams, Sr.	Cash	1,000	Regulation A
6/11/23	Peggy Wilson	Cash	1,000	Regulation A
6/9/23	Gloria J. Woodard	Cash	2,000	Regulation A
6/16/23	Thornal L Adams	Cash	1,000	Regulation A
6/5/23	Amitabh Anil Adhikari	Cash	1,000	Regulation A
6/13/23	Aaron Anthony Alli	Cash	3,000	Regulation A
6/15/23	Tracy Michelle Anderson	Cash	1,000	Regulation A
6/23/23	Kim Renee Atkinson	Cash	1,000	Regulation A
6/12/23	Larry W Austin	Cash	10,000	Regulation A
5/26/23	Gene Bailey	Cash	1,000	Regulation A
32

6/20/23	Ramon Balinas	Cash	1,500	Regulation A
6/17/23	Christopher M Barnes	Cash	2,000	Regulation A
6/17/23	Trudy Battle	Cash	3,000	Regulation A
6/7/23	Heather Ingrid Beckno	Cash	1,000	Regulation A
6/23/23	Darryl D Bennett	Cash	1,000	Regulation A
6/29/23	Kevin Bens	Cash	1,000	Regulation A
7/4/23	Kevin Bens	Cash	1,000	Regulation A
6/19/23	Toney Lee Brooks	Cash	2,000	Regulation A
6/28/23	Debora Brown	Cash	3,000	Regulation A
5/22/23	Joyce Burwell	Cash	1,000	Regulation A
7/1/23	April Byrd	Cash	1,000	Regulation A
6/21/23	Tionna Cager	Cash	5,000	Regulation A
6/20/23	Rewa Campbell	Cash	1,000	Regulation A
7/2/23	Connie Roberts Carrell	Cash	1,000	Regulation A
7/6/23	Jaysen Anthony Coffil	Cash	5,000	Regulation A
6/6/23	Ashley Dawson	Cash	4,000	Regulation A
6/20/23	Veronica De Jesus	Cash	1,000	Regulation A
6/5/23	Sherry Michelle Eddington	Cash	1,000	Regulation A
6/7/23	Wayne Ervin	Cash	2,500	Regulation A
5/20/23	Wanda J Fields	Cash	3,000	Regulation A
6/22/23	Ayanna Flegler	Cash	2,000	Regulation A
6/22/23	Corey Darnelle Flowers	Cash	2,800	Regulation A
7/6/23	Dwight Mcneal Ford	Cash	2,000	Regulation A
6/21/23	Georgia Garcia Flores	Cash	1,000	Regulation A
6/13/23	Regina Gardner	Cash	1,000	Regulation A
6/20/23	John Leslie Garwood	Cash	10,000	Regulation A
6/20/23	Pamela E Gibson	Cash	1,500	Regulation A
6/26/23	Pamela E Gibson	Cash	2,000	Regulation A
6/12/23	Michael George Graham & Dana Nicole Graham, JTWROS	Cash	1,001	Regulation A
6/16/23	Sharon O Grant-White	Cash	5,000	Regulation A
5/24/23	Pamela Jean Harlan	Cash	1,000	Regulation A
6/27/23	Christopher Harris	Cash	5,000	Regulation A
6/21/23	Ebony Ticola Harris	Cash	2,000	Regulation A
6/19/23	Nathaniel Harris	Cash	1,000	Regulation A
6/20/23	Bryant Keith Hayes	Cash	3,000	Regulation A
6/22/23	Bryant Keith Hayes	Cash	2,000	Regulation A
6/8/23	Robin Angela Hill	Cash	3,000	Regulation A
6/17/23	Karen A Hill	Cash	1,000	Regulation A
6/24/23	Ronald Rudolph Hinds	Cash	1,000	Regulation A
6/19/23	Sanridge Corporation	Cash	10,000	Regulation A
6/5/23	Latangela Hyman	Cash	1,750	Regulation A
6/19/23	Infinite Vision Holdings, Inc	Cash	1,000	Regulation A
6/11/23	Jamin Israel	Cash	2,000	Regulation A
7/1/23	Sabrina Jackson	Cash	1,000	Regulation A
6/20/23	Teshay Jacobs	Cash	2,000	Regulation A
6/27/23	Marc Hansley Jean-Francois	Cash	1,000	Regulation A
6/9/23	Thomas Edwards Jenkins	Cash	1,000	Regulation A
6/21/23	Lorraine V Johnson	Cash	1,000	Regulation A
33

6/26/23	Roscoe Johnson	Cash	2,000	Regulation A
7/5/23	Roscoe Johnson	Cash	8,000	Regulation A
6/30/23	Edward Charles Jones	Cash	2,000	Regulation A
6/20/23	Robert Kindle	Cash	5,000	Regulation A
6/29/23	Kandace Erin Latson	Cash	1,000	Regulation A
6/21/23	Patricia A Leal-Mack	Cash	2,000	Regulation A
6/6/23	Samuel James Leon	Cash	1,000	Regulation A
6/26/23	Darryl Leonard	Cash	10,000	Regulation A
6/23/23	James Alexander Lewis & Yolanda Jo Lewis, JTWROS	Cash	2,500	Regulation A
6/23/23	Yolanda Jo Lewis	Cash	1,000	Regulation A
6/23/23	James Alexander Lewis	Cash	1,000	Regulation A
6/17/23	Duane Little	Cash	2,000	Regulation A
5/18/23	Samuel Gabriel Long	Cash	1,000	Regulation A
5/25/23	Eva M Kennedy	Cash	1,000	Regulation A
6/30/23	Demetrius Donell Martin	Cash	3,000	Regulation A
7/2/23	James Mayes	Cash	1,000	Regulation A
5/25/23	William Henry Mccargo	Cash	2,000	Regulation A
6/27/23	Adrienne Renee McCloud & Larry Rosse McCloud, JTWROS	Cash	7,500	Regulation A
6/22/23	Tasha Tamica McCrae	Cash	1,000	Regulation A
5/20/23	Tonya Tanesha McCray	Cash	1,000	Regulation A
6/11/23	Edward G. McCurbin	Cash	1,000	Regulation A
6/6/23	Raul Mejia	Cash	1,000	Regulation A
6/22/23	Jarodrick Mixon	Cash	1,000	Regulation A
6/19/23	Kelvin Victor Musgrove	Cash	2,000	Regulation A
6/30/23	Sylvia Melinda Ogle	Cash	1,000	Regulation A
7/7/23	Cynthia L H O'Neal & Marzettis A O'Neal, JTWROS	Cash	2,000	Regulation A
5/20/23	Daniel Parker	Cash	1,000	Regulation A
6/11/23	Michael Perez	Cash	5,000	Regulation A
6/18/23	Sy Phan	Cash	1,000	Regulation A
6/27/23	Anthony Pierre	Cash	1,000	Regulation A
6/20/23	Salim Porter	Cash	1,000	Regulation A
6/26/23	Salim Porter	Cash	1,500	Regulation A
6/26/23	Salim Porter	Cash	1,500	Regulation A
6/14/23	Elwyn Roy Pryce	Cash	10,000	Regulation A
6/5/23	Alex Reiner	Cash	1,000	Regulation A
6/22/23	Bryant Robertson	Cash	10,000	Regulation A
6/19/23	Laquinya M Robinson	Cash	1,000	Regulation A
6/20/23	Quintin Jerome Robinson	Cash	1,000	Regulation A
6/30/23	Russell Edward Roy Jr & Kimberly Roy, JTWROS	Cash	1,000	Regulation A
6/21/23	Unlimited Wealth Entertainment	Cash	1,000	Regulation A
34

6/29/23	Janice Vernida Sanderlin	Cash	1,000	Regulation A
6/28/23	Roseline Volney Sherfield	Cash	1,000	Regulation A
6/9/23	Jean Alexandra Smith	Cash	2,000	Regulation A
6/7/23	Darrell Karlsten Smith	Cash	2,000	Regulation A
6/29/23	Vera Lynn Strong	Cash	1,000	Regulation A
6/26/23	Shenika Renee Tate	Cash	1,000	Regulation A
6/16/23	Camilla Thompson	Cash	1,500	Regulation A
6/22/23	William Lee Tucker	Cash	1,000	Regulation A
7/4/23	William Lee Tucker	Cash	1,000	Regulation A
6/29/23	Sierra Delaine Turner	Cash	1,100	Regulation A
6/15/23	Dexter Devone Turner	Cash	1,000	Regulation A
6/13/23	Alita Agnes Webb	Cash	1,000	Regulation A
6/22/23	Alita Agnes Webb	Cash	5,000	Regulation A
6/13/23	Keisha Atkinson Whitaker	Cash	1,000	Regulation A
7/6/23	Vernon Windell Whitaker & Betty J Whitaker, JTWROS	Cash	3,100	Regulation A
6/28/23	KLM INVESTMENTS LLC	Cash	30,000	Regulation A
6/13/23	Raymond Williams Jr	Cash	1,000	Regulation A
6/11/23	Michael Forrest Willis	Cash	1,500	Regulation A
7/10/23	Jacqueline AnnMarie Bogle & Kedora Nekeisha Henry, JTWROS	Cash	1,000	Regulation A
6/5/23	KA Property Holdings LLC	Cash	10,000	Regulation A
7/24/23	Jonathan David Diaz Sr	Cash	1,000	Regulation A
7/9/23	Derek John Dougherty	Cash	1,000	Regulation A
7/10/23	Derek John Dougherty	Cash	1,000	Regulation A
7/14/23	Thad Michael Gittens & Angela Davis Gittens, JTWROS	Cash	1,000	Regulation A
7/10/23	KERRY TROY HENRY & KEDORA NEKEISHA HENRY	Cash	1,000	Regulation A
7/8/23	Evelyn Yvonne Jenkins	Cash	1,000	Regulation A
7/10/23	Roscoe Johnson	Cash	14,500	Regulation A
7/19/23	Roscoe Johnson	Cash	5,000	Regulation A
6/7/23	Racheal Moore	Cash	1,000	Regulation A
6/12/23	TMCS, Inc	Cash	2,000	Regulation A
7/26/23	E. Lance McCarthy Dr	Cash	1,000	Regulation A
7/13/23	Daniella Muhyee	Cash	3,000	Regulation A
7/7/23	Thomas James Hudgins O'Neal & Shana LaTae Ratliff O'Neal, JTWROS	Cash	2,000	Regulation A
7/27/23	Olachea Industries, LLC	Cash	1,444	Regulation A
7/10/23	Isi None Osahon	Cash	1,000	Regulation A
7/21/23	Bradford LaVaughn Perry	Cash	1,000	Regulation A
35

6/5/23	Deborah Denise Phillips	Cash	10,000	Regulation A
5/17/23	Linda D Polk	Cash	1,000	Regulation A
7/5/23	Joseph Andrew Rossini	Cash	1,000	Regulation A
5/19/23	James Edward Scott	Cash	1,000	Regulation A
6/24/23	James Edward Scott	Cash	2,000	Regulation A
7/8/23	Guelda Severe	Cash	4,000	Regulation A
5/20/23	Robert Thomas	Cash	2,000	Regulation A
7/7/23	Probilt Fabricators Inc.	Cash	10,000	Regulation A
6/1/23	Sheila Willis	Cash	1,000	Regulation A
5/28/23	Mary Ann Woods	Cash	1,000	Regulation A
7/31/23	Leon Osborne Allen	Cash	1,000	Regulation A
7/31/23	Tywan Donta Purnell	Cash	60,000	Regulation A
7/31/23	Raymond Williams Jr	Cash	5,000	Regulation A
9/1/23	Antoine D Carlisle	Cash	1,000	Regulation A
8/23/23	Dwayne L Demby	Cash	1,000	Regulation A
8/23/23	James Thomas Demby Jr.	Cash	4,000	Regulation A
8/30/23	Nicholas Fernicola	Cash	1,000	Regulation A
8/31/23	Serrita Highland	Cash	1,000	Regulation A
8/20/23	Walter Carl Jimison Sr	Cash	1,000	Regulation A
8/18/23	Jennefir J Lamb	Cash	1,000	Regulation A
7/13/23	LaKisha Monika Payne	Cash	2,500	Regulation A
6/5/23	Mark G Prince & Karen G Prince, JTWROS	Cash	1,000	Regulation A
9/7/23	Joan Roberts	Cash	1,000	Regulation A
6/27/23	Ronnie Harston Taylor & Lula Veronica Taylor, JTWROS	Cash	10,000	Regulation A
9/2/23	Camilla Thompson	Cash	1,000	Regulation A
8/25/23	Penny H White	Cash	1,000	Regulation A
6/5/23	Charles Scott Williams & Kimberly Dawn Williams, JTWROS	Cash	1,000	Regulation A
5/24/23	Wilson Willmott	Cash	3,000	Regulation A
10/5/23	Wesley Clifford Allen	Cash	5,000	Regulation A
10/11/23	Kevin Bens	Cash	1,000	Regulation A
9/11/23	Ausey Johnson	Cash	4,000	Regulation A
9/29/23	Tywan Donta Purnell	Cash	8,000	Regulation A
10/9/23	GHS Investments, LLC	Commitment Shares	24,753	Rule 506(b) of Regulation D
10/16/23	Larry Overton	Cash	10,000	Regulation A
10/19/23	Justin Albert Brannon	Cash	5,000	Regulation A
10/30/23	James Gaines	Cash	1,000	Regulation A
10/1/23	Nathaniel Harris	Cash	1,000	Regulation A
10/17/23	Demetrius James Ingram	Cash	5,001	Regulation A
10/17/23	Keisha Shavonne JacksonMurry	Cash	1,000	Regulation A
10/9/23	Edgar R Martinez	Cash	5,000	Regulation A
7/4/23	ilona Lynea Munoz	Cash	4,500	Regulation A

No sales commissions were paid in connection with any of the sales above.

ITEM 6. RESERVED

36

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (the "SEC''). We do not assume an obligation to update any forward-looking statements. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements contained herein.

Overview

HNO focuses on systems engineering design, integration, and product development to generate green hydrogen-based clean energy solutions to help businesses and communities decarbonize in the near term.

HNO stands for Hydrogen and Oxygen and our experienced management team has over 13 years of expertise in the green hydrogen production industry.

We provide green hydrogen systems engineering design, integration, and products to multiple markets, which include: (i) the zero-emission vehicle and mobile equipment market consisting of hydrogen fuel cell electric passenger vehicles, material handling equipment such as forklifts and airport ground support equipment, as well as the medium and heavy-duty truck market; (ii) the current and emerging hydrogen gas markets encompassing ammonia, fertilizer, steel, mining, electronics, semiconductors, and fuel cell electric vehicles; (iii) and the gasoline and diesel engine emissions and maintenance reduction product and services market.

On May 16, 2023, we began accepting subscription agreements from investors as part of a $75 million offering under Regulation A. During the year ended October 31, 2023, we issued 2,026,532 shares of common stock under our Regulation A offering.

Results of Operations

For the Years Ended October 31, 2023 and 2022

Revenues - For the year ended October 31, 2023, revenue generated from hydrogen engineering services and combustion solutions was $13,000 compared to $34,450 for the year ended October 31, 2022. The decrease in revenues of $34,450 is mainly attributable to our inability to secure additional contracts for hydrogen engineering services and combustion solutions during the current year.

Cost of Sales and Gross Profits – For the year ended October 31, 2023, our cost of goods sold was $5,885, resulting in a gross profit of $7,115. In comparison, for the year ended October 31, 2022, our cost of goods sold were $27,692, resulting in a gross profit of $6,758. The cost of goods sold were expenses made to contract labor in association with revenue generation.

Operating Expenses - Operating expenses for the year ended October 31, 2023, were $1,450,554 compared to $1,078,141 for the same period in 2022. This is attributable to our efforts to expand operations, which resulted in increased costs related to contract labor and general and administrative expenses. In 2023, we experienced an increase in hiring contract labor to support our Research and Development program. We also expanded our staff to support increased sales and marketing efforts.

Net Loss - Net loss for the year ended October 31, 2023, was $1,441,335 compared to a net loss of $1,071,309 during the same period in 2022.

Forward-Looking Considerations

The Company recognizes the possibility of future increases in labor or material costs. Factors such as evolving market conditions, potential inflation, and global economic dynamics are considered. We are actively monitoring these aspects to anticipate and navigate any forthcoming rises in labor or material expenses.

Cost-to-Revenue - The Company is assessing alterations in the relationship between cost of sales and revenue. We are examining the factors influencing these changes, including shifts in prices and fluctuations in the volume of services sold. Understanding the impact of these elements is crucial for maintaining a balanced and effective cost-to-revenue structure.

37

Liquidity and Capital Resources

For the Years Ended October 31, 2023 and 2022

Our cash balance of $235,159 as of October 31, 2023, combined with the profits from our operations, is not sufficient to maintain operations. Therefore, we will need to raise additional funds in the near future to support our operations and growth plans. Our cash balance on October 31, 2022, was $51,109 for a difference of $184,050.

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

There are no external sources of liquidity available to us at this time. We will need to raise additional capital through equity financings or other means in order to continue operations and meet its obligations. Failure to obtain additional funding could have a material adverse effect on our financial condition and the results of operations.

Cash Flow

For the Years Ended October 31, 2023 and 2022

The following table summarizes our cash flows for the periods indicated below:

	For the Year Ended October 31, 2023	For the Year Ended October 31, 2022
Cash Used in Operating Activities	(1,427,284)	(1,121,708)
Cash Provided by Financing Activities	2,520,033	1,172,827
Cash Used in Investing Activities	(908,699)	(10)

Cash Used in Operating Activities

During the year ended October 31, 2023 cash used in operating activities of $1,427,284 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and share based compensation, as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest payable and payroll taxes, and a decrease in security deposit and accounts payable.

During the year ended October 31, 2022 cash used in operating activities of $1,121,708 primarily reflected our net losses for the period and changes in our working capital accounts, primarily consisting of an increase in a due from related party and accrued interest payable, and a decrease in security deposit.

Cash Provided by Financing Activities

During the year ended October 31, 2023, cash provided by financing activities was $2,520,033, which consisted of proceeds from related party note payable of $185,000 and $2,335,033 in proceeds obtained through the Company’s active Regulation A offering sale of common stock.

During the year ended October 31, 2022, cash provided by financing activities was $1,172,827, which primarily consisted of proceeds from related party notes payable of $1,172,817.

Cash Provided by Investing Activities

During the year ended October 31, 2023, cash used in investing activities was $908,699. The Company purchased $804,878 in property and equipment and $103,821 in SAFE note.

During the year ended October 31, 2022, cash used in investing activities was $10, which consisted of the termination of an acquisition of a subsidiary.

38

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended October 31, 2023, we incurred a net loss of $1,441,335 and used cash in operating activities of $1,427,284. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this Annual Report.

39

HNO INTERNATIONAL, INC.

INDEX

October 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)	F-1
Audited Balance Sheets	F-2
Audited Statements of Operations	F-3
Audited Statement of Stockholders' Deficit	F-4
Audited Statements of Cash Flows	F-5
Notes to Audited Financial Statements	F-6

40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of HNO International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HNO International, Inc. (the “Company”) as of October 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended October 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended October 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

January 29, 2024

HNO INTERNATIONAL, INC. BALANCE SHEETS

	October 31,	October 31,
	2023	2022

ASSETS
Current Assets
Cash	$235,159	$51,109
Due from related party	56,392	56,392
Total Current Assets	291,551	107,501

Non-Current Assets
Property and equipment, net	767,938	—
Intangible assets, net	79,324	—
Long term asset	103,821	—
Security deposits	100,000	6,800
Total Non-Current Assets	1,051,083	6,800
TOTAL ASSETS	$1,342,634	$114,301

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable	925	—
Accrued interest payable	41,270	14,725
Payroll tax	17,640	—
Notes payable, related party	785,000	620,000
Total Current Liabilities	844,835	634,725

Long term notes payable, related party	590,000	590,000
Total Liabilities	1,434,835	1,224,725

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 and 5,000,000 shares issued and outstanding as of October 31, 2023 and October 31, 2022, respectively	10,000	5,000
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 419,341,584 and 105,265,299 shares issued and outstanding as of October 31, 2023 and October 31, 2022, respectively	419,341	105,265
Common stock payable	32,251	—
Common stock subscription receivable	(23,750)	(10,000)
Additional paid-in capital	41,079,902	38,957,921
Accumulated deficit	(41,609,945)	(40,168,610)
Total Stockholders’ Equity (Deficit)	(92,201)	(1,110,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,342,634	$114,301

The accompanying notes are an integral part of these audited financial statements.

HNO INTERNATIONAL, INC. STATEMENT OF OPERATIONS

	For the Year Ended October 31,
	2023	2022

Revenue	$13,000	$34,450
Cost of goods sold	(5,885)	(27,692)
Gross Profit	7,115	6,758

Operating expenses
Security Service	596	—
Share based compensation	22,025	—
Advertising and marketing	3,000	4,250
Contract labor	754,159	472,002
Depreciation and amortization	40,116	—
General and administrative expenses	19,976	20,510
Insurance	5,081	—
Interest expense	26,545	14,725
Legal and accounting fees	126,205	64,237
Meals expenses	1,820	3,795
Office expenses	4,621	3,453
Professional fees	145,225	257,337
Payroll expenses	191,636	145,738
Payroll service fees	823	1,064
Rent	60,610	34,400
Travel expenses	43,049	52,921
Utilities	5,000	3,269
Vehicle expenses	67	440
Total Operating Expenses	1,450,554	1,078,141
Other Income
Interest income	2,104	74
Total Other Income	2,104	74
Loss from Operations	$(1,441,335)	$(1,071,309)
Net Loss	$(1,441,335)	$(1,071,309)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.00)	(0.01)
Weighted average number of common shares outstanding - basic and diluted	352,447,298	100,230,066

The accompanying notes are an integral part of these audited financial statements.

HNO INTERNATIONAL, INC. STATEMENTS OF STOCKHOLDERS' DEFICIT For the year ended October 31, 2022
	Series A Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit

Balance at October 31, 2021	10,000,000	10,000	95,265,299	95,265	—	—	38,952,921	(39,097,301)	(39,115)
Shares issued for acquisition	—	—	20,000	20	—	—	(10)	—	10
Shares issued for consulting services	—	—	10,000,000	10,000	—	(10,000)	—	—	—
Shares cancelled for cancellation of acquisition	—	—	(20,000)	(20)	—	—	10	—	(10)
Series A Preferred Stock returned to treasury	(5,000,000)	(5,000)	—	—	—		5,000	—	—
Net loss for the year ended October 31, 2022	—	—	—	—	—	—	—	(1,071,309)	(1,071,309)
Balance at October 31, 2022	5,000,000	5,000	105,265,299	105,265	—	(10,000)	38,957,921	(40,168,610)	(1,110,424)

For the year ended October 31, 2023
	Series A Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit

Balance at October 31, 2022	5,000,000	5,000	105,265,299	105,265	—	(10,000)	38,957,921	(40,168,610)	(1,110,424)
Common stock issued for cash	—	—	290,000,000	290,000	—	—	—	—	290,000
Common stock based compensation	—	—	2,025,000	2,025	—	—	—	—	2,025
Common stock issued for settlement of debt	—	—	20,000,000	20,000	—	—	—	—	20,000
Series A preferred issued pursuant to patent agreement	5,000,000	5,000	—	—	—	—	77,500	—	82,500
Regulation A common stock issuances	—	—	2,026,532	2,026	32,251	(13,750)	2,024,506	—	2,045,033
Common stock issued for financing commitment	—	—	24,753	25	—	—	19,975	—	20,000
Net loss for the year ended October 31, 2023	—	—	—	—	—	—	—	(1,441,335)	(1,441,335)
Balance at October 31, 2023	10,000,000	$10,000	419,341,584	$419,341	$32,251	$(23,750)	$41,079,902	$(41,609,945)	$(92,201)

The accompanying notes are an integral part of these audited financial statements.

HNO INTERNATIONAL, INC. STATEMENTS OF CASH FLOWS

	For the Year Ended October 31,
	2023	2022

Cash Flow from Operating Activities
Net loss for the period	$(1,441,335)	$(1,071,309)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,116	—
Share based compensation	22,025	—
Changes in operating assets and liabilities:		—
Increase (Decrease) in accounts payable	925	(1,932)
(Increase) Decrease in due from related party	—	(56,392)
(Increase) Decrease in security deposit	(93,200)	(6,800)
Increase in accrued interest payable	26,545	14,725
Increase in payroll taxes	17,640	—
Net Cash Used in Operating Activities	(1,427,284)	(1,121,708)

Cash Flows from Financing Activities
Proceeds from related party note payable	250,000	620,000
Proceeds from sale of common stock	2,335,033	10
Proceeds from long term notes	—	590,000
Repayment of related party note payable	(65,000)	(37,183)
Net Cash Provided by Financing Activities	2,520,033	1,172,827

Cash Flows from Investing Activities
Proceeds from sale of investment	—	(10)
Purchase of property and equipment	(804,878)	—
Purchase of long-term asset	(103,821)	—
Net cash provided by (used in) investing activities	(908,699)	(10)

Net increase in cash	184,050	51,109
Cash at beginning of period	51,109	—
Cash at end of period	$235,159	$51,109

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Series A preferred stock issued pursuant to patent agreement	$82,500	$—
Common stock issued for conversion of debt	$20,000	$—
Common stock issued for acquisition	$—	$10

The accompanying notes are an integral part of these audited financial statements.

HNO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

Basis of presentation

The financial statements present the balance sheets and statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

As of the reporting period ended October 31, 2023, the Company has determined that it does not engage in consolidation activities as defined by U.S. GAAP. Therefore, our financial statements are presented on a standalone basis, and no consolidation adjustments have been made.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Intangible assets

Intangible assets consist of patents acquired in a patent purchase agreement (see Note 5). The estimated useful life of these assets was determined to be 20 years. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

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

NOTE 3 – GOING CONCERN

At October 31, 2023, we had a deficit of $41,609,945. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the issuance of these condensed financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2023	October 31, 2022
Vehicles	$60,702	$—
Small Equipment	$8,879	$—
Large Equipment	735,297	—
Property and Equipment, Gross	$804,878	$—
Less: accumulated depreciation	(36,940)	—
Property and Equipment, Net	$767,938	$—

Depreciation expense for the years ended October 31, 2023 and 2022 was $36,940 and $0, respectively.

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

COUNTRY	APPLN NO	PATENT NUMBER	TITLE	STATUS
US	13/844,267	8,757,107	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	13/922,351	9,453,457	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	14/016,388	9,476,357	METHOD AND APPARATUS FOR INCREASING COMBUSTION EFFICIENCY AND REDUCING PARTICULATE MATTER EMISSIONS IN JET ENGINES	Issued
US	14/326,801	9,267,468	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	17/047,041	10,920,717	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
AUSTRALIA	2019405749	2019405749	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
CHINA	201980092511.1		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
EUROPE	19900413.6.		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
JAPAN	2021-535288		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending

Intangible assets at October 31, 2023 and 2022, consisted of the following:

	Useful Life (yr)	October 31, 2023	October 31, 2022
Patents	20	$82,500	$—
Less: accumulated amortization		(3,176)	—
Intangible Assets, net		$79,324	$—

Amortization expense for the year ended October 31, 2023 and 2022 was $3,176 and $0, respectively.

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

During the quarter ended October 31, 2023, the Company issued 58,500 shares of common stock at a fixed price of $1.00 per share for a total of $58,500 in cash under the Company’s active Regulation A offering, qualified by the Securities Exchange Commission on May 3, 2023.

On October 9, 2023, the Company issued 24,753 shares of common stock valued at $20,000 as a commitment fee for equity financing.

As of October 31, 2023 and 2022, the Company had 419,341,584 and 105,265,299 shares of common stock issued and outstanding, respectively.

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

During the quarter ended October 31, 2023, the Company issued 6,000 shares of common stock under Regulation A for funds received during the quarter ended July 31, 2023.

During the quarter ended October 31, 2023, the Company sold 18,501 shares of common stock under Regulation A offering to various shareholders that have not yet been processed by the transfer agent. Resulting in the classification of $18,501 as common stock payable.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001.

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, par value $0.001. On October 14, 2019, the Company issued 10,000,000 shares of the Series A preferred stock to Custodian Ventures LLC, a company controlled by David Lazar, the Company’s former Chief Executive Officer for forgiveness of related party debt totaling $10,000. Subsequently, in private transactions, the 10,000,000 shares of Series A Preferred were transferred. On August 16, 2022, Wilhelm Cashen, the Company’s former Chief Executive Officer, returned his 5,000,000 Series A preferred stock to the Company’s treasury.

On January 24, 2023, the Company issued 5,000,000 shares of its Series A Preferred Stock to Mr. Owens, valued at $82,500 for patents specified in Note 5.

As of October 31, 2023 and 2022, the Company had 10,000,000 and 5,000,000 shares of Series A preferred stock issued and outstanding, respectively.

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

On August 8, 2022, this note was repaid in full by the Company with $20,000 in cash. As of October 31, 2023 and October 31, 2022, the Company had no convertible notes payable outstanding.

NOTE 9 – RELATED PARTY TRANSACTION

On October 14, 2019, the Company issued 10,000,000 shares of the Series A preferred stock to Custodian Ventures LLC, a company controlled by David Lazar, the Company’s former Chief Executive Officer for forgiveness of related party debt totaling $10,000.

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

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum. During the year ended October 31, 2023, $65,000 of principal was repaid. At October 31, 2023, there is $435,000 of principal and $19,199 of accrued interest due on this note. This note had a maturity date of January 1, 2023.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of September 29, 2022.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of October 20, 2023.

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

As of October 31, 2023 and October 31, 2022, these current and long-term notes payable had an outstanding balance of $1,375,000 and $1,210,000, respectively.

As of October 31, 2023 and October 31, 2022, the Company has recorded $41,270 and $14,725, respectively in accrued interest in connection with these notes in the accompanying condensed financial statements.

Advances from Related Party

During the year ended October 31, 2023, HNO Green Fuels advanced the Company $190,000. These advances were non-interest bearing and due on demand. On October 31, 2023, the full amount of $190,000 had been repaid.

Due from Related Party

The Company loaned money to HNO Hydrogen Generators, a related party whose CEO is also the Chairman of the Company's Board of Directors. As of October 31, 2023 and October 31, 2022, the Company had a receivable of $56,392 and $56,392, respectively, from HNO Hydrogen Generators. This receivable is unsecured, non-interest bearing, and due on demand. The Company expects to collect the receivable amount.

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

Prior to entering this SAFE, the Company had an existing financial arrangement with Varea LLC, whereby Varea LLC invoiced the Company for services rendered, which were recorded as expenses by HNOI. However, recognizing the potential for a more mutually beneficial arrangement, Varea Inc. proposed a revised approach. Under the newly proposed approach, Varea Inc. would submit a detailed budget outlining their anticipated monthly expenses, and HNO International, Inc. would view these expenses as an investment opportunity rather than mere costs. In exchange for funding Varea Inc.'s expenses, HNO International, Inc. would receive a post-money SAFE, which represents a future right to certain shares of Varea's Capital Stock. The transition from the previous invoicing system to the investment-based financial arrangement was agreed by both parties. The terms and conditions of the agreement, including the conversion of expenses into a potential future return on investment, were thoroughly assessed and discussed.

The balance of the SAFE on October 31, 2023, was $103,821.

NOTE 11 – PROPERTY ACQUISITION

On August 28, 2023, the Company entered into a Purchase and Sale Agreement (the “PSA”) with TCF Elrod, LLC. Pursuant to the PSA, the Company agreed to purchase property located in Harris County, Texas, including real property, improvements, development rights, and a lease. The purchase price for the property is $10,800,000. The Company paid a non-refundable earnest money deposit of $100,000, which will be applied towards the purchase price if the sale proceeds as planned.

Specific conditions in the PSA were not met, and the Company had the option to terminate the PSA and the $100,000 earnest money deposit was returned by TCF Elrod, LLC to the Company subsequent to the year ended October 31, 2023. See Note 12 – Subsequent Events.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the year ended October 31, 2023, the Company issued 74,500 shares of common stock under Regulation A for cash totaling $74,500.

Subsequent to the year ended October 31, 2023, the Company sold 50,000 shares of common stock under Regulation A offering to various shareholders for cash totaling $50,000. The shares have not yet been issued by the transfer agent as of the date of this filing.

Subsequent to the year ended October 31, 2023, the Company issued 17,001 shares of common stock under Regulation A for stock payables received during the year ended October 31, 2023.

Subsequent to the year ended October 31, 2023, there were developments related to the Company's property acquisition, as disclosed in Note 11:

Termination of Purchase and Sale Agreement (PSA): The specific conditions outlined in the Purchase and Sale Agreement (PSA) with TCF Elrod, LLC, dated August 28, 2023, were not met. Consequently, the Company exercised its option to terminate the PSA.

Earnest Money Deposit: In connection with the terminated PSA, the refundable earnest money deposit of $100,000, previously paid by the Company to TCF Elrod, LLC, was returned subsequent to the year ended October 31, 2023.

Extension of Promissory Notes:

On January 17, 2024, the Company entered into an Extension to Promissory Note (the "1st Extension") with HNO Green Fuels, pursuant to the terms set forth in the 1st Extension. The 1st Extension amends the Promissory Note issued on December 1, 2021, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On January 17, 2024, the Company entered into an Extension to Promissory Note (the "2nd Extension") with HNO Green Fuels, pursuant to the terms set forth in the 2nd Extension. The 2nd Extension amends the Promissory Note issued on September 29, 2022, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On January 17, 2024, the Company entered into an Extension to Promissory Note (the "3rd Extension") with HNO Green Fuels, pursuant to the terms set forth in the 3rd Extension. The 3rd Extension amends the Promissory Note issued on October 20, 2022, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants. None of our principal independent accountants have resigned or declined to stand for re-election.

ITEM 9A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being October 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report for the reasons discussed below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of October 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending October 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our bylaws state the number of the directors of the Company shall be determined by resolution of the Board of Directors. The Board of Directors currently consists of three (3) directors who are expected to hold office until our next meeting of the shareholders. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified, or his earlier death, resignation or removal. Officers are elected by and serve at the discretion of the Board of Directors.

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of the date of this Report:

The names of our director and executive officers as of the date of this Report, their respective ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position	Term in Office
Paul Mueller	67	President, Chief Executive Officer and Secretary	August 22, 2022 to present
Hossein Haririnia	71	Treasurer and Director	Treasurer from August 22, 2022 to present Director from December 22, 2022 to present
Donald Owens	71	Chairman of the Board of Directors	April 30, 2021 to present
William Parker	59	Director	December 22, 2022 to present

Professional Experience

The biographies of each executive officer below contain information regarding the person’s service as an executive officer, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

A description of the principal occupation for the past five years and summary of the experience of the directors and officers of the Company is as follows:

Paul Mueller – CEO and President

Paul Mueller brings over 30 years of experience in the Aviation, Aerospace, and Defense industries, holding CEO and P&L leadership positions since 2007. Paul has served as President and CEO for HNO International since August, 2022. Prior to joining HNOI, Paul established and ran Excel Business Coaching and Consulting, Inc from June, 2019 through August 2022. Paul was as CEO of AirTech, Inc. (June through October 2018), a $95M revenue business operating special mission surveillance aircraft in support of government missions. Prior to AirTech, Paul served as the Vice President of Government Solutions at Bristow Group (from June 2015 to August 2017), where he created and implemented a new business diversification strategy, generating a $1.5B revenue pipeline.

Earlier in his career, Paul served as the Vice President for a $1.2B revenue division of Raytheon (from July 2011 to August 2013). He served as Vice President and General Manager of a Division of ITT Electronic Systems (from June 2007 to July 2011). He grew the business from a $65M revenue company – which was operating at a loss – to $750M revenue with 30% operating margin in just 36 months. Paul started his career as a U.S. Marine Corps Infantry Officer where he learned his team building and leadership skills, a cornerstone of his success.

Hossein Haririnia - MBA, CPA, CGFM – Treasurer and Director

Hossein Haririnia has overseen the financial functions of HNO International, Inc. since October 2021. On August 22, 2022 he was appointed Treasurer and on December 22, 2022 he was appointed as a member of the board of directors. In his current capacity he provides technical assistance to the President on corporate-level decision-making. Before that, as a Chief Financial Officer, he managed financials for for-profit and nonprofit organizations. He also assisted in budget and cost proposal presentations for companies in countries, including Iran, Turkey, Dubai, Azerbaijan, and China.

Mr. Haririnia has managed multi-million dollar budget preparations for government entities such as NASA, the US Department of Labor (DOL), and the US Department of Transportation(DOT). He has supervised a team of accounting staff and has served as an auditor and fraud examiner.

Donald Owens – Chairman of the Board of Directors

Donald Owens founded HNO Green Fuels, Inc. on June 5, 2011, and has been serving as its Chairman and President from June 2011 to the present. As Chairman and President of HNO Green Fuels, Inc. Mr. Owens creating a customized hydrogen solution for reducing emissions in internal combustion engines and secured 19 US patents and 3 International Patents for this technology. HNO Green Fuels, Inc. is an affiliate of HNO International, Inc. Mr. Owens, appointed Chairman of the Board of Directors of HNO International, Inc. on April 30, 2021, continues to actively serve in this capacity.

Previously, in the late 1990s, Mr. Owens’ was Chairman and CEO of Business Internet Systems. In July 1998, he launched a first-of-a-kind online platform that serviced the major business card printing needs of the US Congress, Branches of The Executive Office, and The Department of State. He was also actively involved in early web and networked database optimization for massive clients such as the US Census Bureau. He began his career in 1985 as a patent attorney for Western Electric and Bell Labs after attaining his law degree from Georgetown University. He received an engineering degree at General Motors Institute (now Kettering University).

William Parker – Director

William Parker has spent 28 years in the ATM industry with vast ATM technology knowledge and IT/Communications experience it totals over 39 years combined. After attending The University of the District of Columbia on an athletic scholarship majoring in Electronic/ Computer Engineering, he continued his education at an Electronic Technology Certified School developed by George Washington University (TEC – Technical Education Center). As the Principal and Co-Founder of Alliant ATM Services (May 2, 2002 to present), Mr. Parker oversees the business operations of the company and is responsible for the ATM Service & Maintenance division, business development and project installation scheduling and coordination. Alliant ATM Services, is a certified minority-owned Corporation located in Annapolis, MD that specialize in the placement, installation, service and sell of cash dispensing Automated Teller Machines (ATMs) as well as Merchant Credit Card Services in the Washington DC Metropolitan Area. Alliant ATM Services is built on a solid foundation of vision, integrity, and honesty and is an Independent Sales Organization (ISO/ESO) and recently has become partnering agents with Alliant Merchant Services. William brings his tireless drive and work ethic to the business creating both opportunity and vision.

Term of Office

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Significant Employees

We do not have any significant employees other than our current executive officers named in this Report.

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. Each of the Board committees, when established, will also provide risk oversight in respect of its areas of concentration and reports material risks to the board for further consideration.

Committees

Our board of directors has not yet established any committees.

Code of Business Conduct and Ethics

Our Board plans to adopt a written code of business conduct and ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The table below summarizes all compensation paid to our named executive officers for the years ending October 31, 2023 and October 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Paul Mueller, President, CEO and Secretary(1) Year Ended October 31, 2023	125,000	250	125,250
Year Ended October 31, 2022	40,000	-	40,000
Hossein Haririnia, Treasurer and Director(1)(4) Year Ended October 31, 2023	170,500	250	170,750
Year Ended October 31, 2022	114,000	-	114,000
Donald Owens Chairman of the Board of Directors (2)(3) Year Ended October 31, 2023	-	-	-
Year Ended October 31, 2022	-	-	-

(1)	On August 22, 2022, we accepted the resignations from Wilhelm Cashen as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of the Board of Directors. Effective on the same date to fill the vacancies created by Mr. Cashen’s resignations, we appointed Paul Mueller as our President, Chief Executive Officer and Secretary. Also, on this date, Hossein Haririnia was appointed Treasurer.

(2)	On December 1, 2021, we accepted the resignation from Donald Owens as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(3)	On April 30, 2021, we accepted the resignation from Douglas Anderson as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors. Effective on the same date to fill the vacancies created by Mr. Anderson’s resignations, we appointed Donald Owens as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors.

(4)	On December 22, 2022, the Board of Directors appointed Hossein Haririnia to the Board of Directors effective as of December 22, 2022.

Director Compensation

The table below summarizes all compensation paid to our directors who are not also named executive officers for the year ended October 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
William Parker Director Year Ended October 31, 2023	-	100	100

Equity Awards

As of October 31, 2023, there were no outstanding equity awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of January 29, 2024, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of the 429,433,085 (419,433,085 common plus 10,000,000 preferred) shares. The table includes preferred stock that is convertible into common stock and information as to the ownership of our stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of January 29, 2024. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address (1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Officers and Directors
Paul Mueller CEO, President and Secretary	250,000 -0-	Common Stock Series A Preferred Stock	* --
Hossein Haririnia Treasurer and Director	10,250,000 -0-	Common Stock Series A Preferred Stock	2.44% --
Donald Owens (Chairman of the Board of Directors)	275,000,000 10,000,000	Common Stock Series A Preferred Stock	65.57% 100%
William Parker Director	5,100,000 -0-	Common Stock Series A Preferred Stock	1.22% --
All Named Executive Officers, Executive Officer and Directors as a Group (4 persons)	290,600,000 10,000,000	Common Stock Series A Preferred Stock	69.28% 100%
5% Principal Stockholders
HNO Green Fuels, Inc. (3)	115,000,000	Common Stock	27.42%

* Less than 1%

(1)	Unless otherwise noted, the address of the reporting person is c/o HNO International, Inc., 41558 Eastman Drive, Suite B, Murrieta, CA 92562.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.

(3)	Address: 42309 Winchester Road, Temecula, CA 92590. Donald Owens has voting and dispositive control over HNO Green Fuels, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Notes Payable, Related Party

On November 19, 2021, we issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of December 19, 2022. The Company agreed to issue 20,000,000 shares of its common stock for settlement of the $20,000 note payable dated November 19, 2021 to HNO Green Fuels. The note matured on December 19, 2022 and was settled in full on December 26, 2022 with the issuance of these shares. The shares are ‘restricted securities’ under Rule 144 and the issuance of the shares was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum. During the year ended October 31, 2023, $65,000 of principal was repaid. At October 31, 2023, there is $435,000 of principal and $19,199 of accrued interest due on this note. This note had a maturity date of January 1, 2023.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of September 29, 2022.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of October 20, 2023.

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

Extension of Promissory Notes:

On January 17, 2024, the Company entered into an Extension to Promissory Note (the "1st Extension") with HNO Green Fuels, pursuant to the terms set forth in the 1st Extension. The 1st Extension amends the Promissory Note issued on December 1, 2021, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On January 17, 2024, the Company entered into an Extension to Promissory Note (the "2nd Extension") with HNO Green Fuels, pursuant to the terms set forth in the 2nd Extension. The 2nd Extension amends the Promissory Note issued on September 29, 2022, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On January 17, 2024, the Company entered into an Extension to Promissory Note (the "3rd Extension") with HNO Green Fuels, pursuant to the terms set forth in the 3rd Extension. The 3rd Extension amends the Promissory Note issued on October 20, 2022, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the Company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

•	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the Company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions;

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

Under such definitions, we have no independent directors. However, our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, we are not subject to any director independence requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by BF Borgers CPA PC for the years ended October 31, 2023 and 2022, respectively, were as follows:

	2023	2022
Audit Fees	$60,000	$60,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$60,000	$60,000

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended October 31, 2023 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended October 31, 2023.

During the approval process, the Board considered the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees were deemed compatible with the maintenance of that firm's independence, including compliance with rules and regulations of the SEC. Throughout the year, the Board will review any revisions to the estimates of audit fees initially estimated for the engagement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Audited Balance Sheets on October 31, 2023 and 2022

Audited Statements of Operations for the years ended October 31, 2023 and 2022

Audited Statement of Stockholders' Deficit for the years ended October 31, 2023 and 2022

Audited Statements of Cash Flows for the years ended October 31, 2023 and 2022

Notes to Audited Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation filed May 2, 2005	S-1	333-275193	3.1	10/27/23
3.2	Certificate of Amendment filed March 5, 2009	S-1	333-275193	3.2	10/27/23
3.3	Certificate of Change filed March 5, 2009	S-1	333-275193	3.3	10/27/23
3.4	Certificate of Amendment filed April 8, 2010	S-1	333-275193	3.4	10/27/23
3.5	Certificate of Amendment filed June 4, 2020	S-1	333-275193	3.5	10/27/23
3.6	Certificate of Amendment filed August 31, 2021	S-1	333-275193	3.6	10/27/23
3.7	Certificate of Amendment filed January 6, 2023	S-1	333-275193	3.7	10/27/23
3.8	Certificate of Designation (Series A Preferred Stock) filed October 14, 2019	S-1	333-275193	3.8	10/27/23
3.9	Amendment to Certificate of Designation (Series A Preferred Stock) filed November 10, 2021	S-1	333-275193	3.9	10/27/23
3.10	Amended and Restated Bylaws	1-A	024-12194	1A-2B	4/14/23
10.1	Patent Purchase Agreement dated January 24, 2023	1-A	000-56568	1A-6	4/14/23
10.2	Purchase and Sale Agreement with TCF Elrod, LLC dated August 28, 2023	10-Q	000-56568	10.2	9/14/23
10.3	Equity Financing Agreement with GHS dated October 9, 2023	S-1/A	333-275193	10.3	10/27/23
10.4	Registration Rights Agreement with GHS dated October 9, 2023	S-1/A	333-275193	10.4	10/27/23
10.5	Promissory Note, dated December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.5	12/19/23
10.6	Promissory Note, dated May 31, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.6	12/19/23
10.7	Promissory Note, dated September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.7	12/19/23
10.8	Promissory Note, dated October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.8	12/19/23
10.9	Promissory Note, dated March 1, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.9	12/19/23
10.10	Promissory Note, dated March 8, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.10	12/19/23
10.11	Promissory Note, dated March 23, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.11	12/19/23
10.12	Promissory Note, dated April 3, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.12	12/19/23
10.13	Promissory Note, dated April 13, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.13	12/19/23
10.14	Promissory Note, dated April 17, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.14	12/19/23
10.15	Extension to Promissory Note, dated December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc. - Executed January 17, 2024	8-K	000-56568	99.1	1/23/24
10.16	Extension to Promissory Note, dated September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc. - Executed January 17, 2024	8-K	000-56568	99.2	1/23/24
10.17	Extension to Promissory Note, dated October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc. - Executed January 17, 2024	8-K	000-56568	99.3	1/23/24
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

 * Furnished, not filed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNO INTERNATIONAL, INC.

Dated: January 29, 2024	By: /s/ Paul Mueller Name: Paul Mueller Title: President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Name: Hossein Haririnia Title: Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Paul Mueller Paul Mueller	President and Chief Executive Officer (Principal Executive Officer)	January 29, 2024

By: /s/ Hossein Haririnia Hossein Haririnia	Treasurer and Director (Principal Financial and Accounting Officer)	January 29, 2024

By: /s/ Donald Owens Donald Owens	Chairman of the Board of Directors	January 29, 2024

By: /s/ William Parker William Parker	Director	January 29, 2024

