Form 10-Q
period 2024-01-31
HNO International, Inc.
filed 2024-03-18
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 18, 2024, the registrant had 419,485,085 outstanding shares of Common Stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on January 29, 2024, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Annual Report on Form 10-K filed on January 29, 2024.

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS (Unaudited)

	January 31,	October 31,
	2024	2023

ASSETS
Current Assets
Cash	$68,869	$235,159
Due from related party	56,392	56,392
Total Current Assets	125,261	291,551

Non-Current Assets
Property and equipment, net	866,077	767,938
Intangible assets, net	78,287	79,324
Long term asset	136,725	103,821
Security deposits	—	100,000
Total Non-Current Assets	1,081,089	1,051,083
TOTAL ASSETS	$1,206,350	$1,342,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	4,144	925
Accrued interest payable	48,201	41,270
Payroll tax	2,838	17,640
Advances, related party	265,585	—
Notes payable, related party	785,000	785,000
Total Current Liabilities	1,105,768	844,835

Long term notes payable, related party	590,000	590,000
Total Liabilities	1,695,768	1,434,835

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding as of January 31, 2024 and October 31, 2023, respectively	10,000	10,000
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 419,433,085 and 419,341,584 shares issued and outstanding as of January 31, 2024 and October 31, 2023, respectively	419,433	419,341
Common stock payable	66,250	32,251
Common stock subscription receivable	(23,750)	(23,750)
Additional paid-in capital	41,171,311	41,079,902
Accumulated deficit	(42,132,662)	(41,609,945)
Total Stockholders’ Equity (Deficit)	(489,418)	(92,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,206,350	$1,342,634

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,
	2024	2023

Revenue	$—	$13,000
Gross Profit	—	13,000

Operating expenses
Share based compensation	—	2,025
Advertising and Marketing	—	3,000
Contract labor	219,207	109,247
Depreciation and amortization	33,283	883
General and administrative expenses	3,790	1,090
Interest expense	6,932	6,052
Legal and accounting fees	122,473	26,551
Meals expenses	45	—
Office expenses	2,005	456
Professional fees	22,655	23,250
Payroll expenses	89,343	28,717
Rent	15,561	15,166
Security Service	213	—
Travel expenses	5,901	91
Utilities	1,618	847
Vehicle expenses	59	—
Total Operating Expenses	523,084	217,376
Other Income
Interest income	367	2
Total Other Income	367	2
Loss from Operations	$(522,717)	$(204,374)
Net Loss	$(522,717)	$(204,374)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of common shares outstanding - basic and diluted	419,389,590	166,121,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three months ended January 31, 2024 and 2023 (Unaudited)

	Series A Preferred Stock		Common Stock		Stock	Stock Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit

Balance at October 31, 2022	5,000,000	5,000	105,265,299	105,265	—	(10,000)	38,957,921	(40,168,610)	(1,110,424)
Common stock issued for cash	—	—	182,000,000	182,000	—	—	—	—	182,000
Common stock-based compensation	—	—	2,025,000	2,025	—	—	—	—	2,025
Common stock issued for settlement of debt	—	—	20,000,000	20,000	—	—	—	—	20,000
Common stock to be issued from cash proceeds	—	—	—	—	100,000	—	—	—	100,000
Series A preferred issued pursuant to patent agreement	5,000,000	5,000	—	—	—	—	77,500	—	82,500
Net loss for the three months ended January 31, 2023	—	—	—	—	—	—	—	(204,374)	(204,374)
Balance at January 31, 2023	10,000,000	$10,000	309,290,299	$309,290	$100,000	$(10,000)	$39,035,421	$(40,372,984)	$(928,273)

Balance at October 31, 2023	10,000,000	10,000	419,341,584	419,341	32,251	(23,750)	41,079,902	(41,609,945)	(92,201)
Regulation A common stock issuances	—	—	91,501	92	33,999	—	91,409	—	125,500
Net loss for the three months ended January 31, 2024	—	—	—	—	—	—	—	(522,717)	(522,717)
Balance at January 31, 2024	10,000,000	$10,000	419,433,085	$419,433	$66,250	$(23,750)	$41,171,311	$(42,132,662)	$(489,418)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	For the Three Months Ended January 31,
	2024	2023

Cash Flow from Operating Activities
Net loss for the period	$(522,717)	$(204,374)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,283	883
Shares issued for services	—	2,025
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	3,219	—
(Increase) Decrease in security deposit	100,000	6,800
Increase in accrued interest payable	6,931	6,052
Increase (Decrease) in payroll taxes	(14,802)	—
Net Cash Used in Operating Activities	(394,086)	(188,614)

Cash Flows from Financing Activities
Proceeds from related party advances	265,585	—
Proceeds from sale of common stock subscription payable	33,999	100,000
Proceeds from sale of common stock	91,501	182,000
Net Cash Provided by Financing Activities	391,085	282,000

Cash Flows from Investing Activities
Purchase of property and equipment	(130,385)	(20,379)
Purchase of long term asset	(32,904)	—
Net cash used in investing activities	(163,289)	(20,379)

Net increase in cash	(166,290)	73,007
Cash at beginning of period	235,159	51,109
Cash at end of period	$68,869	$124,116

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Series A preferred stock issued pursuant to patent agreement	$—	$82,500
Common stock issued for conversion of debt	$—	$20,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

 HNO INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF ACCOUNTING

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 3 – GOING CONCERN

At January 31, 2024, we had a deficit of $42,132,662 We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the issuance of these condensed financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2024	October 31, 2023
Vehicles	$60,702	$60,702
Small Equipment	$8,879	$8,879
Large Equipment	865,682	735,297
Property and Equipment, Gross	$935,263	$804,878
Less: accumulated depreciation	(69,186)	(36,940)
Property and Equipment, Net	$866,077	$767,938

Depreciation expense for the three months ended January 31, 2024 and 2023 was $32,246 and $792, respectively.

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

COUNTRY	APPLN NO	PATENT NUMBER	TITLE	STATUS
US	13/844,267	8,757,107	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	13/922,351	9,453,457	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	14/016,388	9,476,357	METHOD AND APPARATUS FOR INCREASING COMBUSTION EFFICIENCY AND REDUCING PARTICULATE MATTER EMISSIONS IN JET ENGINES	Issued
US	14/326,801	9,267,468	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	17/047,041	10,920,717	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
AUSTRALIA	2019405749	2019405749	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
CHINA	201980092511.1		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
EUROPE	19900413.6.		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
JAPAN	2021-535288		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending

Intangible assets at January 31, 2024 and October 31, 2023, consisted of the following:

	Useful Life (yr)	January 31, 2024	October 31, 2023
Patents	20	$82,500	$82,500
Less: accumulated amortization		(4,312)	(3,176)
Intangible Assets, net		$78,287	$79,324

Amortization expense for the three months ended January 31, 2024 and 2023 was $1,037 and $91, respectively.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 985,000,000 shares of common stock, par value $0.001.

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

On October 9, 2023, the Company issued 24,753 shares of common stock valued at $20,000 as a commitment fee for equity financing. The shares were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investor.

During the quarter ended January 31, 2024, the Company issued 91,501 shares of common stock at a fixed price of $1.00 per share for a total of $91,501 in cash under the Company’s active Regulation A offering, qualified by the Securities Exchange Commission on May 3, 2023.

As of January 31, 2024 and October 31, 2023, the Company had 419,433,085 and 419,341,584 shares of common stock issued and outstanding, respectively.

Stock Receivable

On March 31, 2022, the Company issued 10,000,000 shares of common stock Vivaris Capital, LLC in exchange for $10,000 cash consideration. However, Vivaris Capital, LLC has not paid for the shares, and the Company has been unsuccessful in its attempts to collect the funds or have the shares returned.

As of January 31, 2024, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

Stock Payable

As of January 31, 2024, the Company sold 66,250 shares of common stock under Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $66,250 has been classified as common stock payable.

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

As of January 31, 2024 and October 31, 2023, the Company had 10,000,000 and 10,000,000 shares of Series A preferred stock issued and outstanding, respectively.

NOTE 8 – RELATED PARTY TRANSACTION

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

As of January 31, 2024 and October 31, 2023, these current and long-term notes payable had an outstanding balance of $1,375,000 and $1,375,000, respectively.

As of January 31, 2024 and October 31, 2023, the Company has recorded $48,201 and $41,270, respectively in accrued interest in connection with these notes in the accompanying condensed financial statements.

Extension of Promissory Notes

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

Due from Related Party

The Company loaned money to HNO Hydrogen Generators, a related party whose CEO is also the Chairman of the Company's Board of Directors. As of January 31, 2024 and October 31, 2023, the Company had a receivable of $56,392 and $56,392, respectively, from HNO Hydrogen Generators. This receivable is unsecured, non-interest bearing, and due on demand. The Company expects to collect the receivable amount.

Advances from Related Party

During the quarter ended January 31, 2024, Donald Owens, the Company's Chairman of the Board of Directors, advanced the Company $265,585. These advances are non-interest bearing and due on demand.

NOTE 9 – SIMPLE AGREEMENT FOR FUTURE EQUITY

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

The balance of the SAFE on January 31, 2024, was $136,725.

NOTE 10 – TERMINATION OF PROPERTY ACQUISITION AGREEMENT

On August 28, 2023, the Company entered into a Purchase and Sale Agreement (the “PSA”) with TCF Elrod, LLC. Pursuant to the PSA, the Company agreed to purchase property located in Harris County, Texas, including real property, improvements, development rights, and a lease. The purchase price for the property was $10,800,000. The Company paid a non-refundable earnest money deposit of $100,000, which was applied towards the purchase price of the sale proceeds as planned.

Specific conditions in the PSA were not met, the Company chose to exercise its right to terminate the PSA. Consequently, TCF Elrod, LLC refunded the $100,000 earnest money deposit to the Company on December 4, 2023.

NOTE 11 – SUBSEQUENT EVENTS

Common Stock Issued

Subsequent to the quarter ended January 31, 2024, the Company issued 63,000 shares of common stock under Regulation A for cash totaling $63,000.

Subsequent to the quarter ended January 31, 2024, the Company issued 2,000 shares of common stock under Regulation A for stock payables received during the year ended October 31, 2023.

Advances from Related Party

Subsequent to the quarter ended January 31, 2024, Donald Owens, the Company's Chairman of the Board of Directors, advanced the Company $250,000. These advances are non-interest bearing and due on demand.

Extension of Promissory Notes:

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "4th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 4th Extension. The 4th Extension amends the Promissory Note issued on March 1, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "5th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 5th Extension. The 5th Extension amends the Promissory Note issued on March 8, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "6th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 6th Extension. The 6th Extension amends the Promissory Note issued on March 23, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "7th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 7th Extension. The 7th Extension amends the Promissory Note issued on April 3, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "8th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 8th Extension. The 8th Extension amends the Promissory Note issued on April 13, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "9th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 9th Extension. The 9th Extension amends the Promissory Note issued on April 17, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

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

On May 16, 2023, the Company began accepting subscription agreements from investors as part of a $75 million offering under Regulation A.  As of January 31, 2024, the Company has issued 2,118,033 shares of common stock under the Regulation A offering.

Results of Operations

For the Three Months Ended January 31, 2024 and 2023

Revenues. For the three months ended January 31, 2024, we generated no revenue compared to $13,000 for the three months ended January 31, 2023. Revenue generated was from hydrogen engineering services and combustion solutions.

Operating Expenses. Operating expenses for the three months ended January 31, 2024 were $523,084 compared to $217,376 for the same period in 2023, an increase of $305,708. This is attributable to the Company’s efforts to expand operations, which resulted in increased costs related to contract labor and general and administrative expenses. As 2024 progressed, we experienced a significant increase in hiring contract labor to support our Research and Development program. We also expanded our staff to support increased sales and marketing efforts.

General and Administrative, and Contract Labor Expenses. General and administrative, and contract labor expenses were $222,997 for the three months ended January 31, 2024, as compared to $110,337 during the same period in 2023. Operating expenses changed due to the Company’s efforts to expand operations, resulting in increased costs related to contract labor and general and administrative expenses.

Net Loss. We incurred a net loss of $522,717 for the three months ended January 31, 2024, compared to a net loss of $204,374 for the three months ended January 31, 2023. Management will continue to make an effort to lower operating expenses and increase revenue.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended January 31, 2024 and had an accumulated deficit of $42,132,662 at January 31, 2024. At January 31, 2024, we had a cash balance of $68,869, compared to a cash balance of $235,159 at October 31, 2023. At January 31, 2024, working capital was $980,507, compared to a working capital deficit of $553,284 at October 31, 2023. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

For the Three Months Ended January 31, 2024 and 2023

The following table summarizes our cash flows for the periods indicated below:

	For the Three Months Ended January 31, 2024	For the Three Months Ended January 31, 2023
Cash Used in Operating Activities	(394,086)	(188,614)
Cash Provided by Financing Activities	391,085	282,000
Net cash provided by (used in) investing activities	(163,289)	(20,379)

Cash Used in Operating Activities

During the three months ended January 31, 2024, cash used in operating activities of $394,086 primarily reflected our net losses for the period, adjusted by non-cash charges such as depreciation and share based compensation, as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest payable, payroll taxes and accounts payable, and a decrease in security deposit.

During the three months ended January 31, 2023, cash used in operating activities of $188,614 primarily reflected our net losses for the period, adjusted by non-cash charges of share based compensation, as well as changes in our working capital accounts, primarily consisting of an increase in accrued interest payable, and a decrease in security deposit.

Cash Provided by Financing Activities

During the three months ended January 31, 2024, cash provided by financing activities was $391,085, which consisted of proceeds from related party note payable of $265,585 and $125,500 in proceeds obtained through the Company’s active Regulation A offering sale of common stock.

During three months ended January 31, 2023, cash provided by financing activities was $282,000, which consisted of proceeds from sale of common stock of $282,000.

Cash Provided by Investing Activities

During the three months ended January 31, 2024, cash used in investing activities was $163,289, which consisted of purchase of property and equipment and long term asset.

During the three months ended January 31, 2023, cash used in investing activities was $20,379, which consisted of the purchase of plant and equipment.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended January 31, 2024, the Company incurred a net loss of $522,717 and used cash in operating activities of $394,086. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

On March 1, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of March 1, 2024.

On March 8, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of March 8, 2024.

On March 23, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of March 23, 2024.

On April 3, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of April 3, 2024.

On April 13, 2023, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of April 13, 2024.

On April 17, 2023, the Company issued a note payable in the amount of $30,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of April 17, 2024.

As of January 31, 2024 and October 31, 2023, these current and long-term notes payable had an outstanding balance of $1,375,000 and $1,375,000, respectively.

As of January 31, 2024 and October 31, 2023, the Company has recorded $48,201 and $41,270, respectively in accrued interest in connection with these notes in the accompanying condensed financial statements.

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

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "4th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 4th Extension. The 4th Extension amends the Promissory Note issued on March 1, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "5th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 5th Extension. The 5th Extension amends the Promissory Note issued on March 8, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "6th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 6th Extension. The 6th Extension amends the Promissory Note issued on March 23, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "7th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 7th Extension. The 7th Extension amends the Promissory Note issued on April 3, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "8th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 8th Extension. The 8th Extension amends the Promissory Note issued on April 13, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

On March 1, 2024, the Company entered into an Extension to Promissory Note (the "9th Extension") with HNO Green Fuels, pursuant to the terms set forth in the 9th Extension. The 9th Extension amends the Promissory Note issued on April 17, 2023, extending the Maturity Date to December 31, 2024. All prior defaults were waived by HNO Green Fuels.

Due from Related Party

The Company loaned money to HNO Hydrogen Generators, a related party whose CEO is also the Chairman of the Company's Board of Directors. As of January 31, 2024 and October 31, 2023, the Company had a receivable of $56,392 and $56,392, respectively, from HNO Hydrogen Generators. This receivable is unsecured, non-interest bearing, and due on demand. The Company expects to collect the receivable amount.

Advances from Related Party

During the quarter ended January 31, 2024, Donald Owens, the Company's Chairman of the Board of Directors, advanced the Company $265,585. These advances are non-interest bearing and due on demand.

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

OUTSTANDING SHARE DATA

As of January 31, 2024, the following securities were outstanding:

Common Stock: 419,485,085 shares

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2024, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table includes all unregistered sales of securities made by the Company during the quarter ended January 31, 2024:

Date	Name	Consideration	Securities	Exemption from Registration
11/1/2023	Kieandra Chantay Nelson	Cash	3,000	Regulation A
11/14/2023	Seth Brendon Doherty	Cash	2,000	Regulation A
11/15/2023	Kevin Bens	Cash	1,000	Regulation A
11/15/2023	Debbie L Feggins	Cash	1,000	Regulation A
11/15/2023	Kenneth M Givens Jr	Cash	1,000	Regulation A
11/15/2023	Randy Andrell Moore	Cash	1,000	Regulation A
11/15/2023	Jason Charles Moseley	Cash	1,000	Regulation A
11/15/2023	Mary U Stephenson & Ralph B Stephenson, JTWROS	Cash	1,000	Regulation A
11/15/2023	Dennis Yelverton	Cash	1,000	Regulation A
11/15/2023	Patricia A Leal-Mack	Cash	2,000	Regulation A
11/16/2023	Darryl Eugene Leonard Jr	Cash	1,000	Regulation A
11/16/2023	Delroy Pryce	Cash	3,000	Regulation A
11/16/2023	Compton Andre Paul	Cash	1,000	Regulation A
11/16/2023	Alan B Phillips	Cash	1,000	Regulation A
11/17/2023	Michael John Mack	Cash	1,000	Regulation A
11/17/2023	Farah Chikita Stephens-Travis	Cash	1,000	Regulation A
11/18/2023	Patricia A Leal-Mack	Cash	2,000	Regulation A
11/19/2023	Brian Byrd	Cash	2,000	Regulation A
11/21/2023	Virginia Theresa Leonard	Cash	1,000	Regulation A
11/22/2023	Akim Ali Babil	Cash	1,000	Regulation A
11/22/2023	Heather Lorraine Anderson	Cash	1,000	Regulation A
11/23/2023	Roctrepar, Incorporated	Cash	1,000	Regulation A
11/27/2023	Calvin Brown & Trina Noel Ericcson Brown, JTWROS	Cash	3,000	Regulation A
12/1/2023	Brown Empowerment LLC	Cash	3,000	Regulation A
12/4/2023	Kerry Troy Henry & Kedora Nekeisha Henry	Cash	1,000	Regulation A
12/5/2023	Jacqueline Annmarie Bogle & Kedora Nekeisha Henry, JTWROS	Cash	1,000	Regulation A
12/6/2023	Donald Ray Hendricks	Cash	1,000	Regulation A

12/6/2023	Tywan Donta Purnell	Cash	20,000	Regulation A
12/6/2023	Karen Sue Lambert Mrs. & Lamar Gene Lambert Mr., JTWROS	Cash	1,000	Regulation A
12/9/2023	Ayanna Flegler	Cash	8,000	Regulation A
12/12/2023	Annjeanete Duncanson	Cash	1,000	Regulation A
12/13/2023	Donelle Hoof	Cash	1,000	Regulation A
12/16/2023	Pamela E Gibson	Cash	5,000	Regulation A
12/21/2023	PHL Investment Trust	Cash	1,000	Regulation A
12/25/2023	Keith Jones	Cash	1,000	Regulation A
12/26/2023	Iris Naomi Garcia	Cash	1,000	Regulation A
12/26/2023	Alvin Hampton Jr.	Cash	1,000	Regulation A
12/26/2023	Michele L. Moore	Cash	1,000	Regulation A
12/27/2023	Timothy Andrew Unke	Cash	1,000	Regulation A
12/31/2023	Myra Lynnette Neal	Cash	1,000	Regulation A
1/10/2024	Dawn Marie Reeves	Cash	1,000	Regulation A
1/11/2024	Christopher Anderson	Cash	1,000	Regulation A
1/11/2024	Tywan Donta Purnell	Cash	30,000	Regulation A
1/13/2024	Dominik Lee West	Cash	1,000	Regulation A
1/17/2024	Brian Fifer	Cash	1,000	Regulation A
1/20/2024	Keith Jones	Cash	1,000	Regulation A
2/1/2024	Raymond Williams Jr.	Cash	3,000	Regulation A
2/25/2024	Cory Renaldo Brown	Cash	1,000	Regulation A
2/22/2024	Venetria Nicole Davis	Cash	1,000	Regulation A
3/8/2024	Pamela Jean Harlan	Cash	2,000	Regulation A
2/17/2024	Nathaniel Harris	Cash	1,000	Regulation A
2/15/2024	Michael Ledgister	Cash	1,000	Regulation A
2/16/2024	Ariel Benkadmiel McCullough	Cash	1,000	Regulation A
2/22/2024	Ariel Benkadmiel McCullough	Cash	1,000	Regulation A
2/29/2024	Annie Priester	Cash	1,000	Regulation A
2/15/2024	Sundaramoorthy Kanagarajan	Cash	2,000	Regulation A

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNO INTERNATIONAL INC.

March 18, 2024	By: /s/ Paul Mueller Paul Mueller, Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

