Form 10-Q
period 2024-04-30
HNO International, Inc.
filed 2024-06-27
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 27, 2024, the registrant had 410,719,655 outstanding shares of Common Stock.

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

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS (Unaudited)

	April 30,	October 31,
	2024	2023
ASSETS
Current Assets
Cash	$77,459	$235,159
Accrued interest receivable	5,185	—
Due from related party	—	56,392
Total Current Assets	82,644	291,551

Non-Current Assets
Property and equipment, net	943,055	767,938
Intangible assets, net	77,273	79,324
Long term asset	136,725	103,821
ROU asset	149,662	—
Security deposits	—	100,000
Total Non-Current Assets	1,306,715	1,051,083
TOTAL ASSETS	$1,389,359	$1,342,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	16,738	925
Accrued interest payable	54,982	41,270
Lease liability	55,051	—
Payroll tax	2,838	17,640
Advances, related party	710,585	—
Notes payable, related party	785,000	785,000
Total Current Liabilities	1,625,194	844,835

Non-Current Liability
Lease liability	95,033	—
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	685,033	590,000
Total Liabilities	2,310,227	1,434,835

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively	10,000	10,000
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 419,553,485 and 419,341,584 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively	419,553	419,341
Common stock payable	79,500	32,251
Common stock subscription receivable	(23,750)	(23,750)
Additional paid-in capital	41,291,591	41,079,902
Accumulated deficit	(42,697,762)	(41,609,945)
Total Stockholders’ Deficit	(920,868)	(92,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,389,359	$1,342,634

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2024	2023	2024	2023

Revenue	$—	$—	$—	$13,000
Cost of goods sold	—	—	—	(5,885)
Gross Profit	—	—	—	7,115

Operating expenses
Advertising and marketing	—	—	—	3,000
General and administrative expenses	526,635	288,055	1,009,505	489,610
Depreciation and amortization	36,809	3,463	70,092	4,346

Total Operating Expenses	563,444	291,518	1,079,597	496,956
Other Income (Expenses)
Interest income	5,192	1	5,492	4
Interest expense	(6,781)	(6,331)	(13,712)	(12,384)
Total Other (Expenses)	(1,589)	(6,330)	(8,220)	(12,380)
Loss from Operations	$(565,033)	$(297,848)	$(1,087,817)	$(502,221)
Net Loss	$(565,033)	$(297,848)	$(1,087,817)	$(502,221)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding - basic and diluted	419,491,234	408,166,703	419,439,854	286,817,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three months and six months ended April 30, 2024 and 2023 (Unaudited)
	Series A Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit

Balance at October 31, 2023	10,000,000	$10,000	419,341,584	$419,341	$32,251	$(23,750)	$41,079,902	$(41,609,945)	$(92,201)
Regulation A stock issuances	—	—	91,501	92	33,999	—	91,409	—	125,500
Net loss for the three months ended January 31, 2024	—	—	—	—	—	—	—	(522,784)	(522,784)
Balance at January 31, 2024	10,000,000	$10,000	419,433,085	$419,433	$66,250	$(23,750)	$41,171,311	$(42,132,729)	$(489,485)
Regulation A stock issuances	—	—	120,400	120	13,250	—	120,280	—	133,650
Net loss for the three months ended April 30, 2024	—	—	—	—	—	—	—	(565,033)	(565,033)
Balance at April 30, 2024	10,000,000	$10,000	419,553,485	$419,553	$79,500	$(23,750)	$41,291,591	$(42,697,762)	$(920,868)

Balance at October 31, 2022	5,000,000	$5,000	105,265,299	$105,265	$—	$(10,000)	$38,957,921	$(40,168,610)	$(1,110,424)
Common stock issued for cash	—	—	182,000,000	182,000	—	—	—	—	182,000
Common stock based compensation	—	—	2,025,000	2,025	—	—	—	—	2,025
Common stock issued for settlement of debt	—	—	20,000,000	20,000	—	—	—	—	20,000
Common stock to be issued from cash proceeds	—	—	—	—	100,000	—	—	—	100,000
Series A preferred issued pursuant to patent agreement	5,000,000	5,000	—	—	—	—	77,500	—	82,500
Net loss for the three months ended January 31, 2023	—	—	—	—	—	—	—	(204,373)	(204,373)
Balance at January 31, 2023	10,000,000	$10,000	309,290,299	$309,290	$100,000	$(10,000)	$39,035,421	$(40,372,983)	$(928,272)
Common stock issued for cash	—	—	100,000,000	100,000	(100,000)	—	—	—	—
Net loss for the three months ended April 30, 2023	—	—	—	—	—	—	—	(297,848)	(297,848)
Balance at April 30, 2023	10,000,000	$10,000	409,290,299	$409,290	$—	$(10,000)	$39,035,421	$(40,670,831)	$(1,226,120)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	For the Six Months Ended April 30,
	2024	2023

Cash Flow from Operating Activities
Net loss for the period	$(1,087,817)	$(502,221)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,092	4,346
ROU asset	(149,662)	—
Lease liability	95,033	—
Shares issued for services	—	2,025
Changes in operating assets and liabilities:
Decrease in due from related party	56,392	—
Increase in accrued interest receivable	(5,185)	—
Increase in accounts payable	15,813	—
Increase in accrued interest payable	13,712	12,383
Increase in lease liability	55,051	—
Decrease in payroll taxes	(14,802)	—
Net Cash Used in Operating Activities	(951,373)	(483,467)

Cash Flows from Financing Activities
Proceeds from related party advances	710,585	230,000
Proceeds from security deposits	100,000	6,800
Proceeds from sale of common stock subscription payable	47,249	—
Proceeds from sale of common stock	211,901	384,500
Net Cash Provided by Financing Activities	1,069,735	621,300

Cash Flows from Investing Activities
Purchase of property and equipment	(186,777)	(129,294)
Purchase of long term asset	(89,285)	(46,430)
Net Cash Used in Investing Activities	(276,062)	(175,724)

Net increase in cash	(157,700)	(37,891)
Cash at beginning of period	235,159	51,109
Cash at end of period	$77,459	$13,218

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Series A preferred stock issued pursuant to patent agreement	$—	$82,500
Common stock issued for conversion of debt	$—	$20,000
The accompanying notes are an integral part of these unaudited condensed financial statements.
8

HNO INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended April 30, 2024.

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

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

During the six months ended April 30, 2024 and 2023, the Company had revenue of $0 and $13,000. Revenue was recognized from hydrogen engineering services and combustion solutions.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average.

Number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

Leases

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At contract inception, the Company determines if an arrangement is or contains a lease. Where the Company is the lessee, for each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability. A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the obligation to make lease payments arising from the use of the asset over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3 – GOING CONCERN

At April 30, 2024, we had an accumulated deficit of $42,697,762. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the issuance of these condensed financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2024	October 31, 2023
Vehicles	$60,702	$60,702
Small equipment	$32,943	$8,879
Large equipment	954,391	735,297
Property and Equipment, Gross	$1,048,036	$804,878
Less: Accumulated depreciation	(104,981)	(36,940)
Property and Equipment, Net	$943,055	$767,938

Depreciation expenses for the six months ended April 30, 2024, and 2023 was $68,041 and $3,250, respectively.

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

COUNTRY	APPLN NO	PATENT NUMBER	TITLE	STATUS
US	13/844,267	8,757,107	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	13/922,351	9,453,457	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	14/016,388	9,476,357	METHOD AND APPARATUS FOR INCREASING COMBUSTION EFFICIENCY AND REDUCING PARTICULATE MATTER EMISSIONS IN JET ENGINES	Issued
US	14/326,801	9,267,468	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	17/047,041	10,920,717	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
AUSTRALIA	2019405749	2019405749	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
CHINA	201980092511.1		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
EUROPE	19900413.6.		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
JAPAN	2021-535288		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending

Intangible assets at April 30, 2024 and October 31, 2023, consisted of the following:

	Useful Life (years)	April 30, 2024	October 31, 2023
Patents	20	$82,500	$82,500
Less: Accumulated amortization		(5,227)	(3,176)
Intangible assets, net		$77,273	$79,324

Amortization expense for the six months ended April 30, 2024, and 2023 was $2,051 and $1,096, respectively.

NOTE 6 – LEASES

Operating leases

The Company has an operating lease agreement for office space in Murrieta, California, expiring on November 30, 2026.

On December 3, 2020, the Company entered into an operating lease with the landlord, Demarius Holdings, Inc., ending November 30, 2023, for the office spaces located at 41558 Eastman Drive, Suites B and C, Murrieta, California 92562. Both suites are approximately 2,088 square feet of space. The Company’s principal executive office is located at 41558 Eastman Drive, Suite B, Murrieta, California 92562. Suite C is utilized for testing and research equipment.

On November 14, 2023, the lease for Suite B was extended for 36 months to November 30, 2026. The monthly rental amount for Suite B is $2,501 for the period from December 1, 2023, to November 30, 2024, with an increase to $2,573.00 for the period from December 1, 2024, to November 30, 2025, and an increase to $2,647.00 for the period from December 1, 2025, to November 30, 2026.

On January 4, 2024, the lease for Suite C was extended for 34 months to November 30, 2026. The monthly rental amount for Suite C is $2,434.00 for the period from February 1, 2024, to November 30, 2024, with an increase to $2,506.00 for the period from December 1, 2024, to November 30, 2025, and an increase to $2,555.00 for the period from December 1, 2025, to November 30, 2026.

The Company has active operating lease arrangements for office space. The Company is typically required to make fixed minimum rent payments relating to its right to use the underlying leased assets. The Company was required to classify such leases as operating leases in accordance with the provisions of ASC 842 - Leases. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use ("ROU") assets based on the present value of the minimum rental payments of such leases.

As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.As of April 30, 2024, the ROU asset was $149,662 and operating lease liabilities were $150,084. The operating lease liabilities consist of a current portion of $55,051 and a non-current portion of $95,033. The weighted average remaining lease term was 2.6 years and the weighted average discount rate was 4.14%.

Remaining lease term as of April 30, 2024:

Year	Operating Lease Payment
2024	$30,455
2025	$60,909
2026 and above	$65,986
Total Payments	$157,350

NOTE 7 – COMMON STOCK

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

Stock Issued

During the quarter ended January 31, 2023, the Company entered into Stock Subscription Agreements with Donald Owens, the Company’s Chairman of the Board of Directors, whereby the Company privately sold a total of 175,000,000 shares of its common stock for a cash purchase price of $175,000. Donald Owens was an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). The $175,000 in proceeds from the sale of common stock will be used for operating capital. The shares were ‘restricted securities’ under Rule 144 of the Securities Act.

On January 17, 2023, the Company entered into a Stock Subscription Agreement with William Parker, a member of the Company’s Board of Directors, whereby the Company privately sold a total of 5,000,000 shares of its common stock for a cash purchase price of $5,000. William Parker was an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act). The $5,000 in proceeds from the sale of common stock will be used for operating capital. The shares were ‘restricted securities’ under Rule 144 of the Securities Act.

On January 11, 2023, the Company entered into a Stock Subscription Agreement with Hossein Haririnia, the Company’s Treasurer and a member of the Board of Directors, whereby the Company privately sold a total of 2,000,000 shares of its common stock for a cash purchase price of $2,000. Hossein Haririnia was an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act). The $2,000 in proceeds from the sale of common stock will be used for operating capital. The shares were ‘restricted securities’ under Rule 144 of the Securities Act.

The Company's Board of Directors granted approval for the issuance of 2,025,000 shares of our common stock with a value of $0.001 on January 2, 2023, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act.

On January 31, 2023, the Company entered into Stock Subscription Agreements with Donald Owens, the Company’s Chairman of the Board of Directors, whereby the Company privately sold a total of 100,000,000 shares of its common stock for a cash purchase price of $100,000. Donald Owens was an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act). The $100,000 in proceeds from the sale of common stock will be used for operating capital. The shares were ‘restricted securities’ under Rule 144 of the Securities Act.  As of January 31, 2023, these shares had not yet been issued and therefore were recorded as stock payable. On February 1, 2023, these shares were issued.

On June 9, 2023, the Company entered into a Stock Subscription Agreement with Hossein Haririnia, the Company’s Treasurer and a member of the Board of Directors, whereby the Company privately sold a total of 8,000,000 shares of its common stock for a cash purchase price of $8,000. Hossein Haririnia was an “accredited investor” (under Rule 506 (b) of Regulation D under the Securities Act). The $8,000 in proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

During the quarter ended July 31, 2023, the Company issued 1,968,032 shares of common stock at a fixed price of $1.00 per share for a total of $1,968,032 in cash under the Company’s Regulation A offering, which was qualified by the SEC on May 3, 2023.

During the quarter ended October 31, 2023, the Company issued 58,500 shares of common stock at a fixed price of $1.00 per share for a total of $58,500 in cash under the Company’s Regulation A offering, which was qualified by the SEC on May 3, 2023.

On October 9, 2023, the Company issued 24,753 shares of common stock valued at $20,000 as a commitment fee for equity financing. The shares were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D under the Securities Act, based, in part, on the representations of the investor.

During the quarter ended January 31, 2024, the Company issued 91,501 shares of common stock at a fixed price of $1.00 per share for a total of $91,501 in cash under the Company’s Regulation A offering, which was qualified by the SEC on May 3, 2023.

During the quarter ended April 30, 2024, the Company issued 120,400 shares of common stock at a fixed price of $1.00 per share for a total of $120,400 in cash under the Company’s Regulation A offering, which was qualified by the SEC on May 3, 2023.

As of April 30, 2024 and October 31, 2023, the Company had 419,553,485 and 419,341,584 shares of common stock issued and outstanding, respectively.

Stock Receivable

On March 31, 2022, the Company issued 10,000,000 shares of common stock to Vivaris Capital, LLC, in connection with an Advisory Agreement. However, Vivaris Capital, LLC never paid for the shares, and a dispute arose. The dispute centered around the respective performance under the Advisory Agreement.

As per the Settlement Agreement executed on May 3, 2024 (see Note 12), the 10,000,000 shares were canceled, and the Company paid Vivaris Capital, LLC a settlement amount of $15,500, resolving the dispute and nullifying any outstanding receivables related to the stock issuance.

As of April 30, 2024, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

Stock Payable

As of April 30, 2024, the Company sold 79,500 shares of common stock under its Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $79,500 has been classified as common stock payable.

NOTE 8 – PREFERRED STOCK

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

As of April 30, 2024, and October 31, 2023, the Company had 10,000,000 and 10,000,000 shares of Series A preferred stock issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum. During the year ended October 31, 2023, $65,000 of principal was repaid. At April 30, 2024, there is $435,000 of principal and $23,132 of accrued interest due on this note. This note had a maturity date of January 1, 2023.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030. At April 30, 2024, there is $590,000 of principal and $22,630 of accrued interest due on this note.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of October 31, 2023. At April 30, 2024, there is $50,000 of principal and $1,586 of accrued interest due on this note.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of November 20, 2023. At April 30, 2024, there is $50,000 of principal and $1,529 of accrued interest due on this note.

On March 1, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 1, 2024. At April 30, 2024, there is $50,000 of principal and $1,167 of accrued interest due on this note.

On March 8, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 8, 2024. At April 30, 2024, there is $50,000 of principal and $1,148 of accrued interest due on this note.

On March 23, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 23, 2024. At April 30, 2024, there is $50,000 of principal and $1,107 of accrued interest due on this note.

On April 3, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 3, 2024. At April 30, 2024, there is $50,000 of principal and $1,077 of accrued interest due on this note.

On April 13, 2023, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 13, 2024. At April 30, 2024, there is $20,000 of principal and $420 of accrued interest due on this note.

On April 17, 2023, the Company issued a note payable in the amount of $30,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 17, 2024. At April 30, 2024, there is $30,000 of principal and $623 of accrued interest due on this note.

As of April 30, 2024, and October 31, 2023, these current and long-term notes payable had an outstanding balance of $1,375,000 and $1,375,000, respectively.

As of April 30, 2024 and October 31, 2023, the Company has recorded $54,419 and $41,270, respectively in accrued interest in connection with these notes in the accompanying condensed financial statements.

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

Advances from Related Party

During the six months ended April 30, 2024, Donald Owens, the Company's Chairman of the Board of Directors, advanced $710,585 to the Company to cover operating expenses.

NOTE 10 – RECEIVABLE SETTLEMENT WITH RELATED PARTY

As of January 31, 2024, October 31, 2023 and October 31, 2022, the Company had a receivable from HNO Hydrogen Generators totaling $56,392 on its balance sheet, which was unsecured and due on demand. The receivable was fully settled through a transfer of assets in connection with a settlement agreement effective April 15, 2024. The settlement agreement involved the transfer of equipment, categorized into large and small equipment, with a combined value of $56,392. Specifically, large equipment was valued at $32,327, and small equipment at $24,065. This settlement agreement fully resolved all claims associated with the receivable. On the date of settlement, $5,185 was calculated as 5% interest and was recorded on the balance sheet as accrued interest receivable.

NOTE 11 – SIMPLE AGREEMENT FOR FUTURE EQUITY

On July 10, 2023, the Company entered into a Simple Agreement for Future Equity (the “SAFE”) with Varea, Inc. ("Varea"), a Delaware corporation. Pursuant to the SAFE, the Company is investing $500,000 (the "Purchase Amount") in Varea in exchange for the right to certain shares of Varea's Capital Stock. The agreement specifies that the Purchase Amount will be used for the Company's business operations over the next 12 months, subject to an agreed-upon budget.

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

The balance of the SAFE on April 30, 2024 and October 31, 2023, was $136,725 and $103,821, respectively.

NOTE 12 – TERMINATION OF PROPERTY ACQUISITION AGREEMENT

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

NOTE 13 – SUBSEQUENT EVENTS

Common Stock Issued

Subsequent to the quarter ended April 30, 2024, the Company issued 156,278 shares of common stock under Regulation A for cash totaling $156,278.

Subsequent to the quarter ended April 30, 2024, the Company issued 62,750 shares of common stock under Regulation A for stock payables.

Subsequent to the quarter ended April 30, 2024, the Company entered into a Stock Subscription Agreement with accredited investors (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 947,142 shares of its common stock, $0.001 par value per share, (“common stock”) for a cash purchase price of $260,500. The proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

Settlement with Vivaris Capital, LLC

Subsequent to the quarter ended April 30, 2024, the Company entered into a Settlement Agreement and Mutual Release of All Claims with Vivaris Capital, LLC, resolving a dispute from a prior Advisory Agreement.

On March 31, 2022, the Company issued 10,000,000 shares of common stock to Vivaris Capital, LLC in connection with the Advisory Agreement. However, Vivaris Capital, LLC did not pay for these shares, resulting in a disagreement regarding performance under the agreement.

On May 3, 2024, the Company and Vivaris Capital, LLC executed a Settlement Agreement. As part of this agreement, the Company paid Vivaris Capital, LLC a settlement amount of $15,500, and the 10,000,000 shares issued to Vivaris Capital, LLC were canceled. This settlement nullifies any outstanding receivables related to the stock issuance and fully resolves the dispute between the parties.

As per the Settlement Agreement and Mutual Release of All Claims executed on May 3, 2024, the Company and Vivaris Capital, LLC have resolved their dispute. The settlement terms include the cancellation of the 10,000,000 shares issued to Vivaris Capital, LLC. Additionally, the Company agreed to pay Vivaris Capital, LLC a settlement amount of $15,500. This agreement nullifies any outstanding receivable related to the stock issuance and resolves the dispute in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

HNO International, Inc. focuses on systems engineering design, integration, and product development to generate green hydrogen-based clean energy solutions to help businesses and communities decarbonize in the near term.

HNO stands for Hydrogen and Oxygen and our experienced management team has over 14 years of expertise in the green hydrogen production industry.

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

On May 16, 2023, the Company began accepting subscription agreements from investors as part of an offering under Regulation A. This offering concluded automatically on May 5, 2024. During this period, the Company issued 2,457,461 shares of common stock under the Regulation A offering.

Results of Operations

For the three months ended April 30, 2024 and 2023

Revenue

For the three months ended April 30, 2024, we generated no revenue, consistent with no revenue for the three months ended April 30, 2023.

Operating Expenses

Operating expenses for the three months ended April 30, 2024, were $570,225 compared to $297,849 for the same period in 2023. This increase is attributable to the Company’s efforts to expand operations, which resulted in increased costs related to contract labor and general and administrative expenses. As 2024 progressed, we experienced a significant increase in hiring contract labor to support our Research and Development program. We also expanded our staff to support increased sales and marketing efforts.

Net Loss

Net loss for the three months ended April 30, 2024, was $565,033 compared to a net loss of $297,848 during the same period in 2023.

General and Administrative, and Contract Labor Expenses

General and Administrative, and Contract Labor expenses were $279,239 for the three months ended April 30, 2024, as compared to $196,935 during the same period in 2023. Operating expenses changed due to the Company’s efforts to expand operations, resulting in increased costs related to contract labor and general and administrative expenses.

For the six months ended April 30, 2024 and 2023

Revenue

For the six months ended April 30, 2024, we generated no revenue compared to $13,000 for the six months ended April 30, 2023. Revenue generated was from hydrogen engineering services and combustion solutions.

Operating Expenses

Operating expenses for the six months ended April 30, 2024, were $1,092,389 compared to $509,340 for the same period in 2023. This is attributable to the Company’s efforts to expand operations, which resulted in increased costs related to contract labor and general and administrative expenses. As 2043 progressed, we experienced a significant increase in hiring contract labor to support our Research and Development program. We also expanded our staff to support increased sales and marketing efforts.

Net Loss

Net loss for the six months ended April 30, 2023, was $1,087,817 compared to a net loss of $502,221 during the same period in 2023.

General and Administrative, and Contract Labor Expenses

General and Administrative, and Contract Labor expenses were $502,282 for the six months ended April 30, 2024, as compared to $301,387 during the same period in 2023. Operating expenses changed due to the Company’s efforts to expand operations, resulting in increased costs related to contract labor and general and administrative expenses.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended April 30, 2024 and had an accumulated deficit of $42,697,762 at April 30, 2024. At April 30, 2024, we had a cash balance of $77,459, compared to a cash balance of $235,159 at October 31, 2023. At April 30, 2024, the working capital deficit was $1,637,583, compared to a working capital deficit of $553,284 at October 31, 2023. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

For the Six Months Ended April 30, 2024 and 2023

The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended April 30, 2024	For the Six Months Ended April 30, 2023
Cash Used in Operating Activities	(951,373)	(483,467)
Cash Provided by Financing Activities	1,069,735	621,300
Net cash used in investing activities	(276,062)	(175,724)

Cash Used in Operating Activities

During the six months ended April 30, 2024, cash used in operating activities was $(951,373), primarily reflecting our net losses for the period, adjusted by non-cash charges such as depreciation and amortization, as well as changes in our working capital accounts. These changes mainly consisted of an increase in accrued interest payable, payroll taxes, and accounts payable, a decrease in the security deposit, and the settlement of a receivable from HNO Hydrogen Generators. The receivable, totaling $56,392, was fully settled through a transfer of equipment in connection with a settlement agreement effective April 15, 2024. The settlement agreement involved the transfer of large equipment valued at $32,327 and small equipment valued at $24,065.

During the six months ended April 30, 2023, cash used in operating activities was $(483,467), primarily reflecting our net losses for the period, adjusted by non-cash charges of share-based compensation, as well as changes in our working capital accounts. These changes mainly consisted of an increase in accrued interest payable, and a decrease in the security deposit.

Cash Provided by Financing Activities

During the six months ended April 30, 2024, cash provided by financing activities was $1,069,735, which consisted of proceeds from related party advances of $710,585, proceeds from the sale of common stock subscription payable of $47,249, and proceeds from the sale of common stock of $211,901.

During the six months ended April 30, 2023, cash provided by financing activities was $621,300, which consisted of proceeds from related party advances of $230,000 and proceeds from the sale of common stock of $384,500.

Cash Provided by Investing Activities

During the six months ended April 30, 2024, cash used in investing activities was $(276,062), which consisted of the purchase of property and equipment and long-term assets.

During the six months ended April 30, 2023, cash used in investing activities was $(175,724), which consisted of the purchase of plant and equipment.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended April 30, 2024, the Company incurred a net loss of $1,087,817 and used cash in operating activities of $951,373, and on April 30, 2024, had stockholders’ deficit of $920,868. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning October 31, 2024. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our financial statements.

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

CHANGES IN ACCOUNTING POLICIES INCLUDING INITIAL ADOPTION

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations.

FINANCIAL INSTRUMENTS

The main risks of the Company’s financial instruments are exposed to are credit risk, market risk, foreign exchange risk, and liquidity risk.

OUTSTANDING SHARE DATA

As of April 30, 2024, the following securities were outstanding:

Common stock: 419,553,485 shares

Series A Preferred Stock: 10,000,000

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following risk factor disclosures should be read in conjunction with the risk factors described in our Annual Report on Form 10-K for the year ended October 31, 2023 and subsequent periodic filings with the SEC. We are supplementing the risk factors previously disclosed in such filings to include the following updated risk factors:

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any additional risk factors that may be described in our other filings with the SEC from time to time, including our Annual Report on Form 10-K for fiscal year ended October 31, 2023, before deciding whether to invest in our securities. The occurrence of any of the risks, the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider carefully the risks and uncertainties summarized and set forth in detail below and elsewhere in this Annual Report before you decide to invest in our common stock.

You are unlikely to be able to exercise effective remedies or collect judgments against BF Borgers relating to their work as our independent registered public accounting firm.

BF Borgers CPA PC (“BF Borgers”) served as our independent registered public accounting firm from 2022 to 2024 and audited the consolidated financial statements contained in our Annual Report on Form 10-K for the years ended October 30, 2023 and 2022. On May 3, 2024, the SEC entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers, permanently barring BF Borgers from appearing or practicing before the Commission as an accountant (the “Order”). In light of the Order, we dismissed BF Borgers as our independent registered public accounting firm on May 6, 2024. We have no ability to ascertain whether BF Borgers will survive or that adequate assets will be available to satisfy any claims against it. As a result, you may not be able to exercise effective remedies or collection judgements against BF Borgers. You may also be unable to seek remedies against BF Borgers under applicable securities laws for any untrue statement of a material fact contained in our past financial statements audited by BF Borgers or any omission of a material fact required to be stated in those financial statements. Also, it is unknown if any assets would be available from BF Borgers to satisfy any claims.

We may incur material expenses or delays in financings or SEC filings due to the dismissal of BF Borgers and our stock price and access to the capital markets may be affected.

As a public company, we are required to file with the SEC financial statements that are audited or reviewed, as applicable, by an independent registered public accountant. Our access to the capital markets and our ability to make timely filings with the SEC will depend on having financial statements audited or reviewed again by a new independent registered public accounting firm. In addition, because the SEC found that BF Borgers deliberately failed to conduct audits and quarterly reviews in accordance with applicable PCAOB standards and fraudulently issued audit reports, we will not be able to rely on BF Borgers to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities. Any negative news about the proceedings against BF Borgers may also adversely affect investor confidence in companies that were previous clients of BF Borgers. All of these factors could materially and adversely affect the market price of our common stock and our ability to access the capital markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table includes all unregistered sales of securities made by the Company during the quarter ended April 30, 2024:

Date	Name	Consideration	Securities	Exemption from Registration
2/1/2024	Raymond Williams Jr	Cash	3,000	Regulation A
2/15/2024	Michael Ledgister	Cash	1,000	Regulation A
2/15/2024	Sundaramoorthy Kanagarajan	Cash	2,000	Regulation A
2/16/2024	Ariel Benkadmiel McCullough	Cash	1,000	Regulation A
2/17/2024	Nathaniel Harris	Cash	1,000	Regulation A
2/22/2024	Venetria Nicole Davis	Cash	1,000	Regulation A
2/22/2024	Ariel Benkadmiel McCullough	Cash	1,000	Regulation A
2/25/2024	Cory Renaldo Brown	Cash	1,000	Regulation A
2/26/2024	Edward L Cryer & Shirley Neal, JTWROS	Cash	1,000	Regulation A
2/29/2024	Annie Priester	Cash	1,000	Regulation A
3/8/2024	Pamela Jean Harlan	Cash	2,000	Regulation A
3/12/2024	Patrick Earl Nixon & Janice Lynn Nixon, JTWROS	Cash	1,000	Regulation A
4/1/2024	Raymond Williams Jr	Cash	2,000	Regulation A
4/5/2024	Ani N Rooney	Cash	10,000	Regulation A
4/5/2024	Farah Chikita Stephens-Travis	Cash	1,000	Regulation A
4/5/2024	Donte Small	Cash	2,000	Regulation A
4/6/2024	Jacqueline D Brooks	Cash	1,500	Regulation A
4/6/2024	Paul James Chatman	Cash	1,200	Regulation A
4/6/2024	Roland Cyprian Roberts	Cash	5,000	Regulation A
4/6/2024	Johnnie Edward Rozier Jr & Jacqueline Bazile Rozier, JTWROS	Cash	3,000	Regulation A
4/6/2024	Rachael Moore	Cash	1,000	Regulation A
4/7/2024	Samuel Austin Cutler	Cash	7,500	Regulation A
4/7/2024	Scy Vincent Banks	Cash	1,000	Regulation A
4/8/2024	Antoinette Almeda Benton	Cash	1,000	Regulation A
4/9/2024	Jacklyn L Hagood	Cash	1,000	Regulation A
4/9/2024	Sabrina Jackson	Cash	1,000	Regulation A
4/9/2024	Michelle Marie Cabrera	Cash	2,500	Regulation A
4/11/2024	Willie Cal Brown	Cash	1,000	Regulation A
4/11/2024	LaVetta Dodd-Ivy	Cash	1,000	Regulation A
4/11/2024	Phillip McNeal & Janeen McNeal, JTWROS	Cash	1,200	Regulation A
4/13/2024	Tangula Renee Hudson	Cash	1,000	Regulation A
4/15/2024	Edward Joe Bentley III	Cash	3,000	Regulation A
4/15/2024	Nathaniel Harris	Cash	1,000	Regulation A
4/16/2024	Raymond Williams Jr.	Cash	7,000	Regulation A
4/17/2024	Kevin Bens	Cash	1,000	Regulation A
4/17/2024	Delhia M. Emanuel - Emanuel Soler Trust	Cash	2,000	Regulation A
4/17/2024	Neishana Morrison	Cash	1,000	Regulation A
4/17/2024	Roxanne Lolita Patterson	Cash	1,000	Regulation A
4/17/2024	Wesley Bryant	Cash	1,000	Regulation A
4/17/2024	Sarita R Allen	Cash	1,000	Regulation A
4/18/2024	Patrick Earl Nixon & Janice Lynn Nixon, JTWROS	Cash	2,000	Regulation A
4/18/2024	Cynthia Dianne Walls	Cash	1,000	Regulation A
4/21/2024	Wesley Clifford Allen	Cash	5,000	Regulation A
4/22/2024	Kevin Bens	Cash	1,000	Regulation A
4/22/2024	Vivian D Carlo & Delhia M. Emanuel, JTWROS	Cash	2,000	Regulation A
4/22/2024	Marion D Fulce & Dwight D Fulce, JTWROS	Cash	1,500	Regulation A
4/23/2024	Hortensia M. Emanuel Revocable Living Trust	Cash	1,000	Regulation A
4/24/2024	Alice Jones	Cash	1,000	Regulation A
4/25/2024	Omega Ashanti Dennis	Cash	1,000	Regulation A
25

4/25/2024	Sammie Lucille Love	Cash	1,250	Regulation A
4/25/2024	Rickey Anthony Lumpkin & Bertha Lois Lumpkin, JTWROS	Cash	5,000	Regulation A
4/25/2024	Clarence R Simmons	Cash	2,000	Regulation A
4/26/2024	Sabrina Jackson	Cash	1,000	Regulation A
4/26/2024	Dixie Robinson Miss	Cash	1,000	Regulation A
4/26/2024	Laura Weida	Cash	1,000	Regulation A
4/27/2024	Dyland S Haile	Cash	1,000	Regulation A
4/27/2024	Antonio L. Jones	Cash	2,000	Regulation A
4/28/2024	Justin Albert Brannon	Cash	2,500	Regulation A
4/28/2024	Sonia Hansen	Cash	2,000	Regulation A
4/28/2024	Sara Hare	Cash	3,000	Regulation A
4/28/2024	Lorna Karen Haynes	Cash	1,000	Regulation A
4/28/2024	Michael Sanford King	Cash	2,500	Regulation A
4/28/2024	Edward G. McCurbin	Cash	2,000	Regulation A
4/28/2024	Christopher Norwood	Cash	1,000	Regulation A
4/28/2024	Darryl Christopher Wood	Cash	1,000	Regulation A
4/29/2024	Ezekiel Carter & Ruby J Carter, JTWROS	Cash	1,000	Regulation A
4/29/2024	Theresa Johnson	Cash	1,000	Regulation A
4/29/2024	Niecole D Kelly	Cash	1,000	Regulation A
4/29/2024	Steven L Martin	Cash	2,500	Regulation A
4/29/2024	John Moncure	Cash	1,000	Regulation A
4/29/2024	Randolph David Plunkett	Cash	1,000	Regulation A
4/29/2024	Joanne Simone Rollocks	Cash	1,500	Regulation A
4/29/2024	Antonio Renard Woodfin	Cash	10,000	Regulation A
4/30/2024	Jefferson Davis Lewis III	Cash	1,000	Regulation A
4/30/2024	Ani N Rooney	Cash	40,000	Regulation A
4/30/2024	Tonjia Lynn Stone	Cash	1,000	Regulation A

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended April 30, 2024.

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

HNO INTERNATIONAL INC.

June 27, 2024	By: /s/ Paul Mueller Paul Mueller, Chief Executive Officer (Principal Executive Officer)

June 27, 2024	By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

