Form 10-Q
period 2024-07-31
HNO International, Inc.
filed 2024-09-20
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 20, 2024, the registrant had 417,087,865 outstanding shares of Common Stock.

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

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS (Unaudited)

	July 31,	October 31,
	2024	2023
ASSETS
Current Assets
Cash	$78,917	$235,159
Due from related party	—	56,392
Total Current Assets	78,917	291,551

Non-Current Assets
Property and equipment, net	993,578	767,938
Intangible assets, net	76,236	79,324
Long term asset, net	129,889	103,821
ROU asset	135,875	—
Security deposits	—	100,000
Total Non-Current Assets	1,335,578	1,051,083
TOTAL ASSETS	$1,414,495	$1,342,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	22,052	925
Accrued interest payable	61,913	41,270
Lease liability	56,051	—
Payroll tax	2,838	17,640
Advances, related party	800,585	—
Customer deposits	99	—
Notes payable, related party	785,000	785,000
Total Current Liabilities	1,728,538	844,835

Non-Current Liability
Lease liability	80,668	—
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	670,668	590,000
Total Liabilities	2,399,206	1,434,835

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively	10,000	10,000
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 410,739,392 and 419,341,584 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively	410,739	419,341
Common stock payable	17,750	32,251
Common stock subscription receivable	(13,750)	(23,750)
Additional paid-in capital	41,784,933	41,079,902
Accumulated deficit	(43,194,383)	(41,609,945)
Total Stockholders’ Deficit	(984,711)	(92,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,414,495	$1,342,634
The accompanying notes are an integral part of these unaudited condensed financial statements.
5

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2024	2023	2024	2023

Revenue	$4,241	$—	$4,241	$13,000
Cost of goods sold	(3,688)	—	(3,688)	(5,885)
Gross Profit	553	—	553	7,115

Operating expenses
Advertising and marketing	9,593	—	9,593	3,000
General and administrative expenses	430,693	437,472	1,440,197	927,082
Depreciation and amortization	49,964	16,103	120,056	20,450
Total Operating Expenses	490,250	453,575	1,569,846	950,532
Other Income (Expenses)
Interest income	7	996	5,499	1,000
Interest expense	(6,931)	(7,227)	(20,644)	(19,611)
Total Other (Expenses)	(6,924)	(6,231)	(15,145)	(18,611)
Loss from Operations	$(496,621)	$(459,806)	$(1,584,438)	$(962,028)
Net Loss	$(496,621)	$(459,806)	$(1,584,438)	$(962,028)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding - basic and diluted	410,591,730	414,622,749	416,515,952	329,924,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three and nine months ended July 31, 2024 and 2023 (Unaudited)

	Series A Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2023	10,000,000	$10,000	419,341,584	$419,341	32,251	$(23,750)	$41,079,902	$(41,609,945)	$(92,201)
Regulation A stock issuances	—	—	91,501	92	33,999	—	91,409	—	125,500
Net loss	—	—	—	—	—	—	—	(522,784)	(522,784)
Balance at January 31, 2024	10,000,000	$10,000	419,433,085	$419,433	$66,250	$(23,750)	$41,171,311	$(42,132,729)	$(489,485)
Regulation A stock issuances	—	—	120,400	120	13,250	—	120,280	—	133,650
Net loss	—	—	—	—	—	—	—	(565,033)	(565,033)
Balance at April 30, 2024	10,000,000	$10,000	419,553,485	$419,553	$79,500	$(23,750)	$41,291,591	$(42,697,762)	$(920,868)
Regulation A stock issuances			219,028	219	(61,750)	—	218,809	—	157,278
Regulation D stock issuances			966,879	967	—	—	274,533	—	275,500
Shares cancelled as per settlement agreement - Vivaris Capital	—	—	(10,000,000)	(10,000)	—	10,000	—	—	—
Net loss	—	—	—	—	—	—	—	(496,621)	(496,621)
Balance at July 31, 2024	10,000,000	$10,000	410,739,392	$410,739	$17,750	$(13,750)	$41,784,933	$(43,194,383)	$(984,711)

Balance at October 31, 2022	5,000,000	$5,000	105,265,299	$105,265	$—	$(10,000)	$38,957,921	$(40,168,611)	$(1,110,425)
Regulation D stock issuances	—	—	182,000,000	182,000	—	—	—	—	182,000
Common stock issued for services	—	—	2,025,000	2,025	—	—	—	—	2,025
Common stock issued for settlement of debt	—	—	20,000,000	20,000	—	—	—	—	20,000
Common stock to be issued from Reg D cash proceeds	—	—	—	—	100,000	—	—	—	100,000
Series A preferred issued pursuant to patent agreement	5,000,000	5,000	—	—	—	—	77,500	—	82,500
Net loss	—	—	—	—	—	—	—	(204,373)	(204,373)
Balance at January 31, 2023	10,000,000	$10,000	309,290,299	$309,290	$100,000	$(10,000)	$39,035,421	$(40,372,984)	$(928,273)
Regulation D stock issuances	—	—	100,000,000	100,000	(100,000)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(297,848)	(297,848)
Balance at April 30, 2023	10,000,000	$10,000	409,290,299	$409,290	$—	$(10,000)	$39,035,421	$(40,670,832)	$(1,226,121)
Regulation D stock issuances	—	—	8,000,000	8,000	—	—	—	—	8,000
Regulation A stock issuances	—	—	1,968,032	1,968	19,750	(13,750)	1,966,064	—	1,974,032
Net loss	—	—	—	—	—	—	—	(459,806)	(459,806)
Balance at July 31, 2023	10,000,000	$10,000	419,258,331	$419,258	$19,750	$(23,750)	$41,001,485	$(41,130,638)	$296,105
The accompanying notes are an integral part of these unaudited condensed financial statements.
7

HNO INTERNATIONAL, INC. CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended July 31,
	2024	2023

Cash Flow from Operating Activities
Net loss	$(1,584,438)	$(962,028)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,056	20,450
Shares issued for services	—	2,025
Changes in operating assets and liabilities:
Decrease in due from related party	56,392	—
Increase in accounts payable	21,127	925
Increase in accrued interest payable	20,643	19,610
Payments of lease liabilities	844	—
(Decrease) increase in payroll taxes	(14,802)	14,653
Net Cash Used in Operating Activities	(1,380,178)	(904,365)

Cash Flows from Financing Activities
Proceeds from related party advances	800,585	—
Proceeds from related party note payable	—	250,000
Proceeds from security deposits	100,000	6,800
Proceeds from customer deposits	99	—
Proceeds from common stock subscriptions payable	(14,501)	—
Proceeds from sale of common stock	706,429	2,264,032
Repayment of related party note payable	—	(15,000)
Net Cash Provided by Financing Activities	1,592,612	2,505,832

Cash Flows from Investing Activities
Purchase of property and equipment	(335,772)	(396,630)
Purchase of long term asset	(32,904)	(29,250)
Net Cash Used in Investing Activities	(368,676)	(425,880)

Net increase (decrease) in cash	(156,242)	1,175,587
Cash at beginning of period	235,159	51,109
Cash at end of period	$78,917	$1,226,696

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Series A preferred stock issued pursuant to patent agreement	$—	$82,500
Cancellation of common stock	$(10,000)	$—
Common stock issued for conversion of debt	$—	$20,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

HNO INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months ended July 31, 2024.

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

During the nine months ended July 31, 2024 and 2023, the Company had revenue of $4,241 and $13,000. Revenue was recognized from hydrogen engineering services and combustion solutions.

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

NOTE 3 – GOING CONCERN

On July 31, 2024, we had an accumulated deficit of $43,194,383. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the issuance of these condensed financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2024	October 31, 2023
Vehicles	$60,702	$60,702
Small equipment	$32,943	$8,879
Large equipment	1,047,005	735,297
Property and Equipment, Gross	$1,140,650	$804,878
Less: Accumulated depreciation	(147,072)	(36,940)
Property and Equipment, Net	$993,578	$767,938
11

Depreciation expenses for the nine months ended July 31, 2024, and 2023 were $110,132 and $18,314, respectively.

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

COUNTRY	APPLN NO	PATENT NUMBER	TITLE	STATUS
US	13/844,267	8757107	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	13/922,351	9453457	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	14/016,388	9476357	METHOD AND APPARATUS FOR INCREASING COMBUSTION EFFICIENCY AND REDUCING PARTICULATE MATTER EMISSIONS IN JET ENGINES	Issued
US	14/326,801	9267468	HYDROGEN SUPPLEMENTAL SYSTEM FOR ON-DEMAND HYDROGEN GENERATION FOR INTERNAL COMBUSTION ENGINES	Issued
US	17/047,041	10920717	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
AUSTRALIA	2019405749	2019405749	HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY AND REDUCING EMISSIONS OF INTERNAL COMBUSTION AND/OR DIESEL ENGINES	Issued
CHINA	201980092511.1		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
EUROPE	19900413.6.		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending
JAPAN	2021-535288		HYDROGEN PRODUCING SYSTEM AND DEVICE FOR IMPROVING FUEL EFFICIENCY	Pending

Intangible assets as at July 31, 2024 and October 31, 2023, consisted of the following:

	Useful Life (years)	July 31, 2024	October 31, 2023
Patents	20	$82,500	$82,500
Less: Accumulated amortization		(6,264)	(3,176)
Intangible assets, net		$76,236	$79,324

Amortization expenses for the nine months ended July 31, 2024, and 2023 was $3,088 and $2,136, respectively.

NOTE 6 – LEASES

Operating leases

The Company has an operating lease agreement for office space in Murrieta, California, expiring on November 30, 2026.

On November 18, 2020, the Company entered into an operating lease with the landlord, Demarius Holdings, Inc., commencing on December 1, 2020, and ending on November 30, 2023, for the office spaces located at 41558 Eastman Drive, Suites B and C, Murrieta, California 92562. The monthly rent was $4,183. Both suites are approximately 2,088 square feet of space. The Company’s principal executive office is located at 41558 Eastman Drive, Suite B, Murrieta, California 92562. Suite C is utilized for testing and research equipment.

On November 14, 2023, the lease for Suite B was extended for 36 months to November 30, 2026. The monthly rental amount for Suite B is $2,501 for the period from December 1, 2023, to November 30, 2024, with an increase to $2,573 for the period from December 1, 2024, to November 30, 2025, and an increase to $2,647 for the period from December 1, 2025, to November 30, 2026.

On January 4, 2024, the lease for Suite C was extended for 34 months to November 30, 2026. The monthly rental amount for Suite C is $2,434 for the period from February 1, 2024, to November 30, 2024, with an increase to $2,506 for the period from December 1, 2024, to November 30, 2025, and an increase to $2,555 for the period from December 1, 2025, to November 30, 2026.

The Company has active operating lease arrangements for office space. The Company is typically required to make fixed minimum rent payments relating to its right to use the underlying leased assets. The Company was required to classify such leases as operating leases in accordance with the provisions of ASC 842. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use ("ROU") assets based on the present value of the minimum rental payments of such leases.

As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. As of July 31, 2024, the ROU asset was $135,875 and operating lease liabilities were $136,719. The operating lease liabilities consist of a current portion of $56,051 and a non-current portion of $80,668. The weighted average remaining lease term was 2.34 years and the weighted average discount rate was 4.14%.

Operating Cash Flows Related to Leases

During the nine months ended July 31, 2024, the Company made cash payments totaling $844 related to its operating leases. These payments are included in the Condensed Statement of Cash Flows under operating activities as "Payments of lease liabilities."

Remaining lease term as of July 31, 2024:

Year	Operating Lease Payment
2024	$15,227
2025	$60,909
2026 and above	$65,986
Total Payments	$142,122

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

During the quarter ended July 31, 2023, the Company issued 1,968,032 shares of common stock for $1,968,032 in cash under its Regulation A offering, qualified on May 3, 2023. Additionally, the Company issued 13,750 Regulation A shares, resulting in $13,750 classified as common stock receivable due to unpaid balances, and sold 19,750 Regulation A shares, which were classified as $19,750 common stock payable.

During the quarter ended October 31, 2023, the Company issued 52,500 shares of common stock for $52,500 in cash under its Regulation A offering, qualified by the SEC on May 3, 2023. The Company also issued 6,000 Regulation A shares previously classified as common stock payable and sold 18,501 Regulation A shares, classified as $18,501 common stock payable.

On October 9, 2023, the Company issued 24,753 shares of common stock valued at $20,000 as a commitment fee for equity financing. The shares were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D under the Securities Act, based, in part, on the representations of the investor.

During the quarter ended January 31, 2024, the Company issued 74,500 shares of common stock for $74,500 in cash under its Regulation A offering, qualified by the SEC on May 3, 2023. The Company also issued 17,001 Regulation A shares previously classified as common stock payable and sold 51,000 Regulation A shares, classified as $51,000 common stock payable.

During the quarter ended April 30, 2024, the Company issued 64,900 shares of common stock for $69,400 in cash under its Regulation A offering, qualified by the SEC on May 3, 2023. The Company also issued 51,000 Regulation A shares previously classified as common stock payable and sold 64,250 Regulation A shares, classified as $64,250 common stock payable.

During the quarter ended July 31, 2024, the Company issued 158,278 shares of common stock for $158,278 in cash under its Regulation A offering, qualified by the SEC on May 3, 2023. The Company also issued 60,750 Regulation A shares previously classified as common stock payable and sold 1,000 Regulation A shares, classified as $1,000 common stock payable.

During the quarter ended July 31, 2024, the Company entered into a Stock Subscription Agreement with accredited investors (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 966,879 shares of its common stock, $0.001 par value per share, (“common stock”) for a cash purchase price of $275,500. The proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

As of July 31, 2024 and October 31, 2023, the Company had 410,739,392 and 419,341,584 shares of common stock issued and outstanding, respectively.

Stock Receivable

As of July 31, 2024, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

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

As per the Settlement Agreement and Mutual Release of All Claims executed on May 3, 2024, the Company and Vivaris Capital, LLC have resolved their dispute. The settlement terms include the cancellation of the 10,000,000 shares issued to Vivaris Capital, LLC. Additionally, the Company agreed to pay Vivaris Capital, LLC a settlement amount of $15,500, which has been recorded as a legal expense. This agreement nullifies any outstanding receivable related to the stock issuance and resolves the dispute in full.

Stock Payable

As of July 31, 2024, the Company sold 17,750 shares of common stock under its Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $17,750 has been classified as common stock payable.

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

As of July 31, 2024, and October 31, 2023, the Company had 10,000,000 and 10,000,000 shares of Series A preferred stock issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

On November 19, 2021, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of December 19, 2022. The Company agreed to issue 20,000,000 shares of its common stock for settlement of the $20,000 note payable dated November 19, 2021 to HNO Green Fuels. The note matured on December 19, 2022 and the $20,000 principal was settled on December 26, 2022 with the issuance of these shares. The shares are ‘restricted securities’ under Rule 144 and the issuance of the shares was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended. The accrued interest of $436 remains due in connection with this note.

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum. During the year ended October 31, 2023, $65,000 of principal was repaid. At July 31, 2024, there is $435,000 of principal and $25,325 of accrued interest due on this note. This note had a maturity date of January 1, 2023.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030. At July 31, 2024, there is $590,000 of principal and $25,604 of accrued interest due on this note.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of October 31, 2023. At July 31, 2024, there is $50,000 of principal and $1,838 of accrued interest due on this note.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of November 20, 2023. At July 31, 2024, there is $50,000 of principal and $1,781 of accrued interest due on this note.

On March 1, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 1, 2024. At July 31, 2024, there is $50,000 of principal and $1,419 of accrued interest due on this note.

On March 8, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 8, 2024. At July 31, 2024, there is $50,000 of principal and $1,400 of accrued interest due on this note.

On March 23, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 23, 2024. At July 31, 2024, there is $50,000 of principal and $1,359 of accrued interest due on this note.

On April 3, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 3, 2024. At July 31, 2024, there is $50,000 of principal and $1,329 of accrued interest due on this note.

On April 13, 2023, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 13, 2024. At July 31, 2024, there is $20,000 of principal and $520 of accrued interest due on this note.

On April 17, 2023, the Company issued a note payable in the amount of $30,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 17, 2024. At July 31, 2024, there is $30,000 of principal and $774 of accrued interest due on this note.

As of July 31, 2024, and October 31, 2023, these current and long-term notes payable had an outstanding balance of $1,375,000 and $1,375,000, respectively.

As of July 31, 2024, and October 31, 2023, the Company has recorded $61,786 and $41,270, respectively in accrued interest in connection with these notes in the accompanying condensed financial statements.

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

Advances from Related Party

During the nine months ended July 31, 2024, Donald Owens, the Company's Chairman of the Board of Directors, advanced $800,585 to the Company to cover operating expenses.

NOTE 10 – RECEIVABLE SETTLEMENT WITH RELATED PARTY

As of January 31, 2024, October 31, 2023 and October 31, 2022, the Company had a receivable from HNO Hydrogen Generators totaling $56,392 on its balance sheet, which was unsecured and due on demand. The receivable was fully settled through a transfer of assets in connection with a settlement agreement effective April 15, 2024. The settlement agreement involved the transfer of equipment, categorized into large and small equipment, with a combined value of $56,392. Specifically, large equipment was valued at $32,327, and small equipment at $24,065. This settlement agreement fully resolved all claims associated with the receivable. On the date of settlement, $5,185 was calculated as 5% interest and was recorded on the balance sheet as accrued interest receivable. The $5,185 balance of accrued interest was fully received on July 3, 2024.

NOTE 11 – INTELLECTUAL PROPERTY: PROTOTYPE COMPACT HYDROGEN REFUELING STATION (CHRS)

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

On December 6, 2023, the SAFE was terminated as part of a Mutual Release Agreement between HNO International, Inc., and Varea, Inc. Under the terms of this Mutual Release Agreement, the intellectual property related to the prototype Compact Hydrogen Refueling Station (CHRS), developed with the funds provided under the SAFE, was retained by HNO International, Inc.

The balance of the SAFE on December 6, 2023, and October 31, 2023, was $136,725 and $103,821, respectively. Following the termination of the SAFE, the amount previously recorded under the SAFE was reclassified, and the intellectual property associated with the CHRS is now fully owned and recognized as a long-term intangible asset on HNO International, Inc.'s balance sheet. This long-term asset is solely the intellectual property associated with the CHRS and does not include any physical equipment.

Amortization

The intellectual property associated with the CHRS is being amortized over a useful life of 5 years, beginning on December 6, 2023. The amortization expense for the current period is $6,836, recognizing the straight-line amortization of the asset over the remaining useful life.

	Useful Life (years)	July 31, 2024	October 31, 2023
Long term asset	5	$136,725	$103,821
Less: Accumulated amortization		(6,836)	—
Long term asset, net		$129,889	$103,821

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

NOTE 13 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 20, 2024, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Common Stock Issued

On August 16, 2024, the Company issued 2,500 shares of common stock under Regulation A for stock payables.

The Company entered into Stock Subscription Agreements with accredited investors (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended), whereby the Company privately sold a total of 1,295,973 shares of its common stock, $0.001 par value per share (“common stock”), for a cash purchase price of $250,000. The Company issued 629,306 shares on August 19, 2024 and 666,667 shares on September 16, 2024, as ‘restricted securities’ under Rule 144 of the Securities Act. The proceeds from the sale of common stock will be used for operating capital.

On August 13, 2024, the Company’s Board of Directors approved the issuance of 5,050,000 shares of our common stock in exchange for services rendered to the Company. The shares are ‘restricted securities’ under Rule 144 and the issuance of the shares was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 21, 2024, the Company made a payment of $40,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer, repaying accrued interest payable on outstanding notes payable.

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

Hydrogen Project Agreement

On September 13, 2024, HNO International, Inc. formalized a Hydrogen Purchase and Sale Agreement with a leader in zero-emission transportation. This agreement will see HNO International constructing and operating a hydrogen electrolysis plant and refueling station in Katy, Texas, producing 0.5 metric tons of high-purity gaseous hydrogen daily. The hydrogen will be used for refueling Class 8 fuel cell electric trucks, promoting cleaner transportation options. The initial three-year agreement, with the potential for extension, underscores HNO's commitment to advancing hydrogen as a sustainable fuel alternative.

Results of Operations

For the three months ended July 31, 2024 and 2023

Revenue

For the three months ended July 31, 2024, we generated $4,241 in revenue, compared to no revenue for the three months ended July 31, 2023. Revenue was recognized from hydrogen engineering services and combustion solutions.

Operating Expenses

Operating expenses for the three months ended July 31, 2024, were $490,250 compared to $453,575 for the same period in 2023. This increase is attributable to the Company’s efforts to expand operations, which resulted in increased costs related to contract labor and general and administrative expenses. We also expanded our staff to support increased sales and marketing efforts.

Net Loss

Net loss for the three months ended July 31, 2024, was $496,621 compared to a net loss of $459,806 during the same period in 2023.

General and Administrative, and Contract Labor Expenses

General and Administrative, and Contract Labor expenses were $430,693 for the three months ended July 31, 2024, as compared to $437,472 during the same period in 2023. Operating expenses changed due to the Company’s efforts to expand operations, resulting in increased costs related to contract labor and general and administrative expenses.

For the nine months ended July 31, 2024 and 2023

Revenue

For the nine months ended July 31, 2024, was $4,241 compared to $13,000 for the nine months ended July 31, 2023. Revenue generated was from hydrogen engineering services and combustion solutions.

Operating Expenses

Operating expenses for the nine months ended July 31, 2024, were $1,569,846 compared to $950,532 for the same period in 2023. This is attributable to the Company’s efforts to expand operations, which resulted in increased costs related to contract labor and general and administrative expenses. As 2024 progressed, we experienced a significant increase in hiring contract labor to support our Research and Development program. We also expanded our staff to support increased sales and marketing efforts.

Net Loss

Net loss for the nine months ended July 31, 2024, was $1,584,438 compared to a net loss of $962,028 during the same period in 2023.

General and Administrative, and Contract Labor Expenses

General and Administrative, and Contract Labor expenses were $1,440,197 for the nine months ended July 31, 2024, as compared to $927,082 during the same period in 2023. Operating expenses changed due to the Company’s efforts to expand operations, resulting in increased costs related to contract labor and general and administrative expenses.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended July 31, 2024 of $496,621 and had an accumulated deficit of $43,194,383 at July 31, 2024. At July 31, 2024, we had a cash balance of $78,917, compared to a cash balance of $235,159 at October 31, 2023. At July 31, 2024, the working capital deficit was $1,649,621, compared to a working capital deficit of $553,284 at October 31, 2023. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

For the Nine Months Ended July 31, 2024 and 2023

The following table summarizes our cash flows for the periods indicated below:

	For the Nine Months Ended July 31, 2024	For the Nine Months Ended July 31, 2023
Cash Used in Operating Activities	$(1,380,178)	$(904,365)
Cash Provided by Financing Activities	1,592,612	2,505,832
Net cash used in investing activities	$(368,676)	$(425,880)

Cash Used in Operating Activities

During the nine months ended July 31, 2024, cash used in operating activities was $(1,380,178), primarily reflecting our net losses for the period, adjusted by non-cash charges such as depreciation and amortization, as well as changes in our working capital accounts. These changes mainly consisted of an increase in accrued interest payable, payroll taxes, and accounts payable, a decrease in the security deposit, and the settlement of a receivable from HNO Hydrogen Generators. The receivable, totaling $56,392, was fully settled through a transfer of equipment in connection with a settlement agreement effective April 15, 2024. The settlement agreement involved the transfer of large equipment valued at $32,327 and small equipment valued at $24,065.

During the nine months ended July 31, 2023, cash used in operating activities was $(904,365), primarily reflecting our net losses for the period, adjusted by non-cash charges of depreciation and amortization, as well as an increase in accrued interest payable and payroll taxes.

Cash Used in Financing Activities

During the nine months ended July 31, 2024, cash provided by financing activities was $1,592,612, which consisted of proceeds from related party advances of $800,585, proceeds from the sale of common stock and proceeds from the sale of common stock of $706,429.

During the nine months ended July 31, 2023, cash provided by financing activities was $2,505,832, which consisted of proceeds from related party notes payable of $235,000 and proceeds from the sale of common stock of $2,264,032.

Cash Provided by Investing Activities

During the nine months ended July 31, 2024, cash used in investing activities was $(368,676), which consisted of the purchase of property and equipment and long-term assets.

During the nine months ended July 31, 2023, cash used in investing activities was $(425,880), which consisted of the purchase of plant and equipment.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended July 31, 2024, the Company incurred a net loss of $1,584,438 and used cash in operating activities of $1,380,178, and on July 31, 2024, had stockholders’ deficit of $984,711. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

Management is actively seeking additional sources of capital through the sale of equity, advances from related parties, and exploring strategic partnerships. The Company is also focused on attracting suitable investors to support its business plan without relying heavily on existing cash reserves. Additionally, management is implementing cost-saving measures and exploring opportunities to diversify through acquisitions or entering into new markets. However, there can be no assurance that these efforts will result in sufficient funding, and the Company may continue to face substantial uncertainty regarding its ability to achieve profitable operations and sustain its business.

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

OUTSTANDING SHARE DATA

As of July 31, 2024, the following securities were outstanding:

Common stock: 410,739,392 shares

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table includes all unregistered sales of securities made by the Company during the quarter ended July 31, 2024:

Date	Name	Consideration	Securities	Exemption from Registration
5/1/24	Christopher Kirby & Angela Kirby, JTWROS	Cash	1,000	Regulation A
5/1/24	Ani N Rooney	Cash	40,000	Regulation A
5/1/24	Jefferson Davis Lewis III	Cash	1,000	Regulation A
5/1/24	Lorna Karen Haynes	Cash	1,000	Regulation A
5/1/24	Charles W Smith	Cash	1,000	Regulation A
5/1/24	Alice Jones	Cash	1,000	Regulation A
5/1/24	Sarita R Allen	Cash	1,000	Regulation A
5/1/24	Joanne Simone Rollocks	Cash	1,500	Regulation A
5/1/24	Jarodrick Mixon	Cash	15,000	Regulation A
5/1/24	Stevie Lavell Harris	Cash	1,000	Regulation A
5/1/24	Raymond Williams, Jr.	Cash	1,000	Regulation A
5/2/24	Donte Small	Cash	2,000	Regulation A
5/2/24	Johnny Smith	Cash	20,000	Regulation A
5/2/24	Jacqueline Annmarie Bogle & Kedora Nekeisha Henry, JTWROS	Cash	1,500	Regulation A
5/2/24	Michael Aquilizan Chai	Cash	1,000	Regulation A
5/2/24	Kerry Troy Henry & Kedora Nekeisha Henry	Cash	3,000	Regulation A
5/2/24	Dwayne M. Emmanuel	Cash	1,328	Regulation A
5/2/24	Corey Darnelle Flowers	Cash	1,200	Regulation A
5/2/24	Darrell Lee Goolsby	Cash	1,000	Regulation A
5/2/24	Sonia Hansen	Cash	2,000	Regulation A
5/2/24	Thrillisa Nadia Morrison	Cash	4,000	Regulation A
5/3/24	Christopher Alagie Jammeh	Cash	1,000	Regulation A
5/3/24	Maurice Brown Jr	Cash	1,500	Regulation A
5/3/24	Nathaniel Harris	Cash	1,000	Regulation A
24

Date	Name	Consideration	Securities	Exemption from Registration
5/3/24	Hakim Johnson	Cash	1,000	Regulation A
5/3/24	Arielle Wallace	Cash	3,750	Regulation A
5/3/24	Porshe Shenika Nicole Rice	Cash	1,000	Regulation A
5/3/24	Ivory and Crystal Johnson JTWROS	Cash	1,000	Regulation A
5/3/24	Tywan Donta Purnell	Cash	2,000	Regulation A
5/3/24	Nathaniel B Beamon	Cash	2,000	Regulation A
5/3/24	Corneal Westbrooks	Cash	1,000	Regulation A
5/3/24	Ibrahim D Balogun	Cash	2,000	Regulation A
5/3/24	Gaylon White	Cash	2,000	Regulation A
5/3/24	Jennifer Vicens	Cash	2,000	Regulation A
5/3/24	Albert Earl Clay Sr & Rosa Ann Clay	Cash	1,000	Regulation A
5/3/24	Shawndu Maurice McMillan	Cash	1,000	Regulation A
5/3/24	Anne Wanjiku Jnoroge Mrs	Cash	10,000	Regulation A
5/3/24	Kerry Troy Henry & Kedora Nekeisha Henry	Cash	3,000	Regulation A
5/3/24	Jordan Michael Woods	Cash	5,000	Regulation A
5/6/24	Courtney Brown	Cash	1,000	Regulation A
5/6/24	Melinda Christine Molina	Cash	2,000	Regulation A
5/6/24	Yvonne Angela	Cash	1,000	Regulation A
5/6/24	Anthony Zerante	Cash	1,000	Regulation A
5/6/24	Carla Michelle Bronner	Cash	1,000	Regulation A
5/6/24	Courtney-O'Niel Brown	Cash	1,000	Regulation A
5/6/24	Anthony Pierre	Cash	1,500	Regulation A
5/6/24	Cole Kala'Alohi Solomon	Cash	1,000	Regulation A
5/6/24	Gunasekaran Seetharaman	Cash	1,000	Regulation A
5/6/24	Sy Phan	Cash	1,000	Regulation A
5/6/24	Tangula Renee Hudson	Cash	1,000	Regulation A
5/7/24	Edward Joe Bentley	Cash	3,000	Regulation A
5/10/24	Theresa Johnson	Cash	1,000	Regulation A
5/23/2024	Ausey Johnson	Cash	6,579	Rule 506 (b) of Regulation D
6/6/2024	Jose De Hoyos	Cash	78,182	Rule 506 (b) of Regulation D
6/7/2024	Pamela E. Gibson	Cash	36,364	Rule 506 (b) of Regulation D
6/7/2024	Johnny Smith	Cash	250,000	Rule 506 (b) of Regulation D
6/11/2024	Ronnie Taylor	Cash	36,364	Rule 506 (b) of Regulation D
6/14/2024	Antoninette Verna Richard	Cash	36,364	Rule 506 (b) of Regulation D
6/14/2024	Gordon E. Mosby	Cash	500,000	Rule 506 (b) of Regulation D
6/14/2024	Daryl Dewayne Branch	Cash	9,868	Rule 506 (b) of Regulation D
6/25/2024	Raymond Williams	Cash	6,579	Rule 506 (b) of Regulation D
6/20/2024	Calvin Brown	Cash	6,579	Rule 506 (b) of Regulation D

No commissions were paid in connection with the sales of securities above. Proceeds from the sale of common stock were applied toward operating capital to support the Company's operations.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended July 31, 2024.

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

HNO INTERNATIONAL INC.

September 20, 2024	By: /s/ Paul Mueller Paul Mueller, Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

