Form 10-K
period 2024-10-31
HNO International, Inc.
filed 2025-03-20
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $14,545,079 on April 30, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 20, 2025, the registrant had 79,725,491 outstanding shares of Common Stock.

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

HNO stands for “Hydrogen” and “Oxygen” and our experienced management team has over 14 years of expertise in the green hydrogen production industry.

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

On May 16, 2023, the Company began accepting subscription agreements from investors as part of an offering under Regulation A. This offering concluded automatically on May 5, 2024. During this period, the Company issued 2,459,961 shares of common stock under the Regulation A offering.

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

Our Business

We are at the forefront of developing innovative integrated products that cater to various uses of green hydrogen, both current and future. These include:

•	Hydrogen refueling and generation systems for Fuel Cell Electric vehicles, such as forklifts, drones, cars, and trucks, as well as for zero-emission heating and cooking applications.

•	Small to mid-scale green hydrogen production facilities with a capacity of 100kg/day to 5,000kg/day. These facilities can help decarbonize industrial processes and increase the use of hydrogen and hydrogen-based fuels for transportation and material handling.

•	Hydrogen technologies that decrease emissions and maintenance for existing gasoline and diesel internal combustion engines. This can aid companies in decarbonizing their operations in the short term.
5

Our Products

We have three products that we manufacture and sell:

1.	CHRS (Compact Hydrogen Refueling Station): A cost-effective solution for rapidly deploying hydrogen production in the 50 KG to 200 KG per day range. It has a dispensing system that can be adapted for vehicles (trucks, buses, etc.), warehouse equipment (forklifts), or other fuel cell applications, including power generation.

2.	HCC (Hydrogen Carbon Cleaner): A device used to clean carbon deposits from internal combustion engines.
3.	SHEP (Scalable Hydrogen Energy Platform) SHEP is an innovative scalable, modular hydrogen energy system that efficiently produces, stores, and dispenses green hydrogen made from water. Our cost-effective platform prioritizes flexibility and is designed to meet a wide range of diverse, growing hydrogen demands across multifaceted applications.

The need for hydrogen refueling stations is growing as more fuel cell vehicles come on the road. Current solutions are expensive, require a long permitting and installation process, and consistently face outages. Our Compact Hydrogen Refueling System (“CHRS”) seeks to solve these problems and address market demand.

We are also involved with Scalable Hydrogen Energy Platform (“SHEP”) where the volume of hydrogen that can be produced is from 100 Kilograms per day to over 2,000 (or more) kilograms per day for use in commercial applications such as fuel for transportation, power generation, and industrial processes, as well as in the production of chemicals and materials. We also develop energy systems that complement the zero-emissions infrastructure, reduce harmful emissions such as black carbon and other greenhouse gasses, and cut maintenance costs of commercial diesel fleets. Our designs and integrates components from leading industry partners in order to transition fossil fuels to cleaner burning alternatives which promote lower emissions.

Currently, we are building and setting up a manufacturing line for 1.25 MW electrolyzers to be able to produce one per day. We have also ordered the equipment necessary and leased the land required (approximately $450,000) to build the first Hydrogen Farm located in Katy Texas and that is scheduled for full operation producing hydrogen in April 2025, with expected revenues of $2,500,000 over next 15-20 months. We have also identified and contracted a second location for hydrogen production in Lancaster, California. We are in the hydrogen infrastructure business. Over the next 12 months we plan to identify another 10 - 15 locations to continue to build Hydrogen production locations, with expected expenditures of approximately $20,000,000 over the next 15-20 months and expected revenues of $15,000,000 - $25,000,000 over the next 15-20.

We have taken delivery of the first 10 Hydrogen Carbon Cleaners for sale to customers in mid-March 2025. After demonstrating the technology to prospective customers, we expect to take orders and schedule deliver in 30 - 60 days after a customer order. These materials for these items have already been paid for out of the current budget.

The CHRS unit has been built and we began marketing it to customers for delivery to customers in the first quarter of 2025.

Revenues from the sales of units is not guaranteed and, as stated in Note 4 to our audited financial statements, at October 31, 2024, we had a deficit of $44,313,460 and have not been able to generate sufficient cash from operating activities to fund our ongoing operations and we will be required to raise additional funds through public or private financing or other arrangements until we are able to raise revenues to a point of positive cash flow.

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

According to a report by MarketsandMarkets, the global hydrogen refueling station market size was valued at USD $1.7 billion in 2020 and is projected to reach USD $7.5 billion by 2025, at a CAGR of 34.5% during the forecast period.[1]

[1] https://www.marketsandmarkets.com/Market-Reports/green-hydrogen-market-92444177.html#:~:text=The%20global%20green%20hydrogen%20market,cagr%20during%20the%20forecast%20period.

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

Overall, current hydrogen refueling stations face several challenges, but with ongoing research and development, we believe these issues can be addressed and overcome in the future.

[2] https://www.marketsandmarkets.com/Market-Reports/green-hydrogen-market-92444177.html#:~:text=The%20global%20green%20hydrogen%20market,cagr%20during%20the%20forecast%20period.

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

Scalable Hydrogen Energy Platform (SHEP)

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

In the case of the Scalable Hydrogen Energy Platform (“SHEP”), where the volume of hydrogen that can be produced is from 100 Kilograms per day to over 2,000 (or more) kilograms per day, we can service current and emerging hydrogen gas markets, including ammonia, fertilizer, steel, mining, electronics, semiconductors, in addition to fuel cell refueling stations.

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

Market Competition

The market is currently dominated by industrial gas producers using Steam Methane Reforming (“SMR”) which use carbon-based feedstock as the energy input for the hydrogen production. The result of these methods results in gray and black (residual carbon footprint. hydrogen production.

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

We, alternatively, either team up or competes with these green hydrogen companies, depending on the specific market opportunity.

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

Current Market

According to a report by MarketsandMarkets, the global growth for hydrogen consumption is projected to grow from $11.6B in 2022 to $90B in 2030, growing by a 55% CAGR. We are focused on developing and deploying small to medium green hydrogen production, storage and dispensing systems to satisfy the projected growth of the green hydrogen market.[3]

[3] https://www.marketsandmarkets.com/Market-Reports/green-hydrogen-market-92444177.html#:~:text=The%20global%20green%20hydrogen%20market,cagr%20during%20the%20forecast%20period.

Properties

We operate out of an approximately 5,000 square foot facility in Murrieta, California and we are establishing a location in Houston, Texas for our Scalable Green Hydrogen Production farms.

Employees

As of March 20, 2025, we had one full-time employee and no part-time employees.

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

ITEM 1A. RISK FACTORS.

The following are important factors we have identified that could affect an investment in our securities. You should consider them carefully when evaluating an investment in our securities, because these factors could cause actual results to differ materially from historical results or any forward-looking statements. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, operating results, and prospects.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm reports on our audited financial statements for the years ended October 31, 2024 and 2023, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations, the excess of liabilities over assets, and our dependence upon obtaining adequate additional financing to pay our liabilities. If we are not able to continue as a going concern, investors could lose their investments.

We have a limited operating history.

We have a limited operating history. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least for the foreseeable future. We can make no assurances that we will be able to effectuate our strategies or otherwise to generate sufficient revenue to continue operations.

During the year ended October 31, 2024, our total revenue was $4,241, and we had a net loss of $2,230,222. During the year ended October 31, 2023, our total revenue was $13,000, and we had a net loss of $1,927,494.

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

As of March 20, 2025, we had entered into several promissory notes with HNO Green Fuels, Inc., an entity controlled by our Chairman, Donald Owens, in the aggregate principal amount of $1,440,000. Although none of these notes are currently convertible into shares of Common Stock of our Company, in the past, we have settled a note that was in default for shares of Common Stock. If we are unable to pay each note, we may settle one or all of the notes for shares of our Common Stock. In the event of a settlement or settlements of a note or notes for shares of our Common Stock, our shareholders would realize substantial dilution and the value of their shares would decrease.

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

Our management has limited personal liability.

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

Your percentage of ownership may become diluted if we issue new Common Stock or other securities.

Our board of directors is authorized, without your approval, to cause us to issue additional Common Stock to raise capital (including equity or debt securities convertible into Common Stock), and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our shareholders.

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

The market valuation of companies, such as ours, frequently fluctuates due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We currently operate out of a 5,000-square-foot facility in Murrieta, California, and are in the process of establishing a location in Houston, Texas, to support our Scalable Green Hydrogen Production farms.

We believe these facilities are sufficient to meet our current and near-term future operational needs.

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

Market

Our common stock currently trades on the OTC Markets Pink under the symbol “HNOI.”

The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Fiscal Year Ended October 31, 2024:	High	Low
First Quarter	$0.63	$0.52
Second Quarter	$1.08	$1.02
Third Quarter	$1.01	$0.95
Fourth Quarter	$1.20	$1.13

Fiscal Year Ended October 31, 2023:	High	Low
First Quarter	$1.82	$1.03
Second Quarter	$2.27	$1.21
Third Quarter	$15.00	$1.05
Fourth Quarter	$1.378	$1.01

Holders of Our Common Stock

As of March 20, 2025, there were approximately 691 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The following table includes all unregistered sales of securities made by us during the year ended October 31, 2024:

Date	Name	Consideration	Securities	Exemption from Registration
11/1/2023	Kieandra Chantay Nelson	Cash	3,000	Regulation A
11/14/2023	Seth Brendon Doherty	Cash	2,000	Regulation A
11/15/2023	Kevin Bens	Cash	1,000	Regulation A
11/15/2023	Debbie L Feggins	Cash	1,000	Regulation A
11/15/2023	Kenneth M Givens Jr	Cash	1,000	Regulation A
11/15/2023	Randy Andrell Moore	Cash	1,000	Regulation A
11/15/2023	Jason Charles Moseley	Cash	1,000	Regulation A
11/15/2023	Mary U Stephenson & Ralph B Stephenson, JTWROS	Cash	1,000	Regulation A
11/15/2023	Dennis Yelverton	Cash	1,000	Regulation A
11/15/2023	Patricia A Leal-Mack	Cash	2,000	Regulation A
11/16/2023	Darryl Eugene Leonard Jr	Cash	1,000	Regulation A
11/16/2023	Delroy Pryce	Cash	3,000	Regulation A
11/16/2023	Compton Andre Paul	Cash	1,000	Regulation A
11/16/2023	Alan B Phillips	Cash	1,000	Regulation A
11/17/2023	Michael John Mack	Cash	1,000	Regulation A
11/17/2023	Farah Chikita Stephens-Travis	Cash	1,000	Regulation A
11/18/2023	Patricia A Leal-Mack	Cash	2,000	Regulation A
11/19/2023	Brian Byrd	Cash	2,000	Regulation A
11/21/2023	Virginia Theresa Leonard	Cash	1,000	Regulation A
11/22/2023	Akim Ali Babil	Cash	1,000	Regulation A
11/22/2023	Heather Lorraine Anderson	Cash	1,000	Regulation A
11/23/2023	Roctrepar, Incorporated	Cash	1,000	Regulation A
11/27/2023	Calvin Brown & Trina Noel Ericcson Brown, JTWROS	Cash	3,000	Regulation A
12/1/2023	Brown Empowerment LLC	Cash	3,000	Regulation A
12/4/2023	Kerry Troy Henry & Kedora Nekeisha Henry	Cash	1,000	Regulation A
12/5/2023	Jacqueline Annmarie Bogle & Kedora Nekeisha Henry, JTWROS	Cash	1,000	Regulation A
12/6/2023	Donald Ray Hendricks	Cash	1,000	Regulation A
12/6/2023	Tywan Donta Purnell	Cash	20,000	Regulation A
12/6/2023	Karen Sue Lambert Mrs. & Lamar Gene Lambert Mr., JTWROS	Cash	1,000	Regulation A
12/9/2023	Ayanna Flegler	Cash	8,000	Regulation A
12/12/2023	Annjeanete Duncanson	Cash	1,000	Regulation A
12/13/2023	Donelle Hoof	Cash	1,000	Regulation A
12/16/2023	Pamela E Gibson	Cash	5,000	Regulation A
12/21/2023	PHL Investment Trust	Cash	1,000	Regulation A
12/25/2023	Keith Jones	Cash	1,000	Regulation A
12/26/2023	Iris Naomi Garcia	Cash	1,000	Regulation A
12/26/2023	Alvin Hampton Jr.	Cash	1,000	Regulation A
12/26/2023	Michele L. Moore	Cash	1,000	Regulation A
12/27/2023	Timothy Andrew Unke	Cash	1,000	Regulation A
12/31/2023	Myra Lynnette Neal	Cash	1,000	Regulation A
1/10/2024	Dawn Marie Reeves	Cash	1,000	Regulation A
1/11/2024	Christopher Anderson	Cash	1,000	Regulation A
21

1/11/2024	Tywan Donta Purnell	Cash	30,000	Regulation A
1/13/2024	Dominik Lee West	Cash	1,000	Regulation A
1/17/2024	Brian Fifer	Cash	1,000	Regulation A
1/20/2024	Keith Jones	Cash	1,000	Regulation A
2/1/2024	Raymond Williams Jr	Cash	3,000	Regulation A
2/15/2024	Michael Ledgister	Cash	1,000	Regulation A
2/15/2024	Sundaramoorthy Kanagarajan	Cash	2,000	Regulation A
2/16/2024	Ariel Benkadmiel McCullough	Cash	1,000	Regulation A
2/17/2024	Nathaniel Harris	Cash	1,000	Regulation A
2/22/2024	Venetria Nicole Davis	Cash	1,000	Regulation A
2/22/2024	Ariel Benkadmiel McCullough	Cash	1,000	Regulation A
2/25/2024	Cory Renaldo Brown	Cash	1,000	Regulation A
2/26/2024	Edward L Cryer & Shirley Neal, JTWROS	Cash	1,000	Regulation A
2/29/2024	Annie Priester	Cash	1,000	Regulation A
3/8/2024	Pamela Jean Harlan	Cash	2,000	Regulation A
3/12/2024	Patrick Earl Nixon & Janice Lynn Nixon, JTWROS	Cash	1,000	Regulation A
4/1/2024	Raymond Williams Jr	Cash	2,000	Regulation A
4/5/2024	Ani N Rooney	Cash	10,000	Regulation A
4/5/2024	Farah Chikita Stephens-Travis	Cash	1,000	Regulation A
4/5/2024	Donte Small	Cash	2,000	Regulation A
4/6/2024	Jacqueline D Brooks	Cash	1,500	Regulation A
4/6/2024	Paul James Chatman	Cash	1,200	Regulation A
4/6/2024	Roland Cyprian Roberts	Cash	5,000	Regulation A
4/6/2024	Johnnie Edward Rozier Jr & Jacqueline Bazile Rozier, JTWROS	Cash	3,000	Regulation A
4/6/2024	Rachael Moore	Cash	1,000	Regulation A
4/7/2024	Samuel Austin Cutler	Cash	7,500	Regulation A
4/7/2024	Scy Vincent Banks	Cash	1,000	Regulation A
4/8/2024	Antoinette Almeda Benton	Cash	1,000	Regulation A
4/9/2024	Jacklyn L Hagood	Cash	1,000	Regulation A
4/9/2024	Sabrina Jackson	Cash	1,000	Regulation A
4/9/2024	Michelle Marie Cabrera	Cash	2,500	Regulation A
4/11/2024	Willie Cal Brown	Cash	1,000	Regulation A
4/11/2024	LaVetta Dodd-Ivy	Cash	1,000	Regulation A
4/11/2024	Phillip McNeal & Janeen McNeal, JTWROS	Cash	1,200	Regulation A
4/13/2024	Tangula Renee Hudson	Cash	1,000	Regulation A
4/15/2024	Edward Joe Bentley III	Cash	3,000	Regulation A
4/15/2024	Nathaniel Harris	Cash	1,000	Regulation A
4/16/2024	Raymond Williams Jr.	Cash	7,000	Regulation A
4/17/2024	Kevin Bens	Cash	1,000	Regulation A
4/17/2024	Delhia M. Emanuel - Emanuel Soler Trust	Cash	2,000	Regulation A
4/17/2024	Neishana Morrison	Cash	1,000	Regulation A
4/17/2024	Roxanne Lolita Patterson	Cash	1,000	Regulation A
4/17/2024	Wesley Bryant	Cash	1,000	Regulation A
4/17/2024	Sarita R Allen	Cash	1,000	Regulation A
4/18/2024	Patrick Earl Nixon & Janice Lynn Nixon, JTWROS	Cash	2,000	Regulation A
4/18/2024	Cynthia Dianne Walls	Cash	1,000	Regulation A
4/21/2024	Wesley Clifford Allen	Cash	5,000	Regulation A
4/22/2024	Kevin Bens	Cash	1,000	Regulation A
4/22/2024	Vivian D Carlo & Delhia M. Emanuel, JTWROS	Cash	2,000	Regulation A
4/22/2024	Marion D Fulce & Dwight D Fulce, JTWROS	Cash	1,500	Regulation A
4/23/2024	Hortensia M. Emanuel Revocable Living Trust	Cash	1,000	Regulation A
4/24/2024	Alice Jones	Cash	1,000	Regulation A
4/25/2024	Omega Ashanti Dennis	Cash	1,000	Regulation A
4/25/2024	Sammie Lucille Love	Cash	1,250	Regulation A
4/25/2024	Rickey Anthony Lumpkin & Bertha Lois Lumpkin, JTWROS	Cash	5,000	Regulation A
22

4/25/2024	Clarence R Simmons	Cash	2,000	Regulation A
4/26/2024	Sabrina Jackson	Cash	1,000	Regulation A
4/26/2024	Dixie Robinson Miss	Cash	1,000	Regulation A
4/26/2024	Laura Weida	Cash	1,000	Regulation A
4/27/2024	Dyland S Haile	Cash	1,000	Regulation A
4/27/2024	Antonio L. Jones	Cash	2,000	Regulation A
4/28/2024	Justin Albert Brannon	Cash	2,500	Regulation A
4/28/2024	Sonia Hansen	Cash	2,000	Regulation A
4/28/2024	Sara Hare	Cash	3,000	Regulation A
4/28/2024	Lorna Karen Haynes	Cash	1,000	Regulation A
4/28/2024	Michael Sanford King	Cash	2,500	Regulation A
4/28/2024	Edward G. McCurbin	Cash	2,000	Regulation A
4/28/2024	Christopher Norwood	Cash	1,000	Regulation A
4/28/2024	Darryl Christopher Wood	Cash	1,000	Regulation A
4/29/2024	Ezekiel Carter & Ruby J Carter, JTWROS	Cash	1,000	Regulation A
4/29/2024	Theresa Johnson	Cash	1,000	Regulation A
4/29/2024	Niecole D Kelly	Cash	1,000	Regulation A
4/29/2024	Steven L Martin	Cash	2,500	Regulation A
4/29/2024	John Moncure	Cash	1,000	Regulation A
4/29/2024	Randolph David Plunkett	Cash	1,000	Regulation A
4/29/2024	Joanne Simone Rollocks	Cash	1,500	Regulation A
4/29/2024	Antonio Renard Woodfin	Cash	10,000	Regulation A
4/30/2024	Jefferson Davis Lewis III	Cash	1,000	Regulation A
4/30/2024	Ani N Rooney	Cash	40,000	Regulation A
4/30/2024	Tonjia Lynn Stone	Cash	1,000	Regulation A
5/1/24	Christopher Kirby & ANGELEA KIRBY, JTWROS	Cash	1,000	Regulation A
5/1/24	Ani N Rooney	Cash	40,000	Regulation A
5/1/24	Jefferson Davis Lewis III	Cash	1,000	Regulation A
5/1/24	Lorna Karen Haynes	Cash	1,000	Regulation A
5/1/24	Charles W Smith	Cash	1,000	Regulation A
5/1/24	Alice Jones	Cash	1,000	Regulation A
5/1/24	Sarita R Allen	Cash	1,000	Regulation A
5/1/24	Joanne Simone Rollocks	Cash	1,500	Regulation A
5/1/24	Jarodrick Mixon	Cash	15,000	Regulation A
5/1/24	Stevie Lavell Harris	Cash	1,000	Regulation A
5/1/24	Raymond Williams, Jr.	Cash	1,000	Regulation A
5/2/24	Donte Small	Cash	2,000	Regulation A
5/2/24	Johnny Smith	Cash	20,000	Regulation A
5/2/24	Jacqueline Annmarie Bogle & Kedora Nekeisha Henry, JTWROS	Cash	1,500	Regulation A
5/2/24	Michael Aquilizan Chai	Cash	1,000	Regulation A
5/2/24	Kerry Troy Henry & Kedora Nekeisha Henry	Cash	3,000	Regulation A
5/2/24	Dwayne M. Emmanuel	Cash	1,328	Regulation A
5/2/24	Corey Darnelle Flowers	Cash	1,200	Regulation A
5/2/24	Darrell Lee Goolsby	Cash	1,000	Regulation A
5/2/24	Sonia Hansen	Cash	2,000	Regulation A
5/2/24	Thrillisa Nadia Morrison	Cash	4,000	Regulation A
5/3/24	Christopher Alagie Jammeh	Cash	1,000	Regulation A
5/3/24	Maurice Brown Jr	Cash	1,500	Regulation A
5/3/24	Nathaniel Harris	Cash	1,000	Regulation A
5/3/24	Hakim Johnson	Cash	1,000	Regulation A
5/3/24	Arielle Wallace	Cash	3,750	Regulation A
5/3/24	Porshe Shenika Nicole Rice	Cash	1,000	Regulation A
5/3/24	Ivory and Crystal Johnson JTWROS	Cash	1,000	Regulation A
5/3/24	Tywan Donta Purnell	Cash	2,000	Regulation A
5/3/24	Nathaniel B Beamon	Cash	2,000	Regulation A
23

5/3/24	Corneal Westbrooks	Cash	1,000	Regulation A
5/3/24	Ibrahim D Balogun	Cash	2,000	Regulation A
5/3/24	Gaylon White	Cash	2,000	Regulation A
5/3/24	Jennifer Vicens	Cash	2,000	Regulation A
5/3/24	Albert Earl Clay Sr & Rosa Ann Clay	Cash	1,000	Regulation A
5/3/24	Shawndu Maurice McMillan	Cash	1,000	Regulation A
5/3/24	Anne Wanjiku Jnoroge Mrs	Cash	10,000	Regulation A
5/3/24	Kerry Troy Henry & Kedora Nekeisha Henry	Cash	3,000	Regulation A
5/3/24	Jordan Michael Woods	Cash	5,000	Regulation A
5/6/24	Courtney Brown	Cash	1,000	Regulation A
5/6/24	Melinda Christine Molina	Cash	2,000	Regulation A
5/6/24	Yvonne Angela	Cash	1,000	Regulation A
5/6/24	Anthony Zerante	Cash	1,000	Regulation A
5/6/24	Carla Michelle Bronner	Cash	1,000	Regulation A
5/6/24	Courtney-O'Niel Brown	Cash	1,000	Regulation A
5/6/24	Anthony Pierre	Cash	1,500	Regulation A
5/6/24	Cole Kala'Alohi Solomon	Cash	1,000	Regulation A
5/6/24	Gunasekaran Seetharaman	Cash	1,000	Regulation A
5/6/24	Sy Phan	Cash	1,000	Regulation A
5/6/24	Tangula Renee Hudson	Cash	1,000	Regulation A
5/7/24	Edward Joe Bentley	Cash	3,000	Regulation A
5/10/24	Theresa Johnson	Cash	1,000	Regulation A
5/23/2024	Ausey Johnson	Cash	6,579	Rule 506 (b) of Regulation D
6/6/2024	Jose De Hoyos	Cash	78,182	Rule 506 (b) of Regulation D
6/7/2024	Pamela E. Gibson	Cash	36,364	Rule 506 (b) of Regulation D
6/7/2024	Johnny Smith	Cash	250,000	Rule 506 (b) of Regulation D
6/11/2024	Ronnie Taylor	Cash	36,364	Rule 506 (b) of Regulation D
6/14/2024	Antoninette Verna Richard	Cash	36,364	Rule 506 (b) of Regulation D
6/14/2024	Gordon E. Mosby	Cash	500,000	Rule 506 (b) of Regulation D
6/14/2024	Daryl Dewayne Branch	Cash	9,868	Rule 506 (b) of Regulation D
6/25/2024	Raymond Williams	Cash	6,579	Rule 506 (b) of Regulation D
6/20/2024	Calvin Brown	Cash	6,579	Rule 506 (b) of Regulation D
8/15/2024	Web Beeman	Cash	100,000	Rule 506 (b) of Regulation D
8/19/2024	Monica Allen	Cash	6,579	Rule 506 (b) of Regulation D
8/19/2024	Vindicated Phoenix Corp.	Cash	522,727	Rule 506 (b) of Regulation D
9/12/2024	Vindicated Phoenix Corp.	Cash	666,667	Rule 506 (b) of Regulation D

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

24

HNO stands for “Hydrogen” and “Oxygen” and our experienced management team has over 14 years of expertise in the green hydrogen production industry.

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

On May 16, 2023, the Company began accepting subscription agreements from investors as part of an offering under Regulation A. This offering concluded automatically on May 5, 2024. During this period, the Company issued 2,459,961 shares of common stock under the Regulation A offering.

Results of Operations

For the Years Ended October 31, 2024 and 2023

Revenues - For the year ended October 31, 2024, revenue generated from hydrogen engineering services and combustion solutions was $4,241 compared to $13,000 for the year ended October 31, 2023. The decrease in revenues of $8,759 is mainly attributable to our inability to secure additional contracts for hydrogen engineering services and combustion solutions during the current year.

Cost of Sales and Gross Profits – For the year ended October 31, 2024, our cost of goods sold was $3,688, resulting in a gross profit of $553. In comparison, for the year ended October 31, 2023, our cost of goods sold was $5,885, resulting in a gross profit of $7,115. The cost of goods sold consisted of expenses related to contract labor associated with revenue generation.

Operating Expenses - Operating expenses for the year ended October 31, 2024, were $2,208,701 compared to $1,910,168 for the same period in 2023. This increase of $298,533 is attributable to our expanded operations, which resulted in increased costs related to general and administrative expenses, as well as higher depreciation and amortization expenses. Notably, advertising and marketing expenses increased to $7,408 in 2024 from $3,000 in 2023.

Net Loss - Net loss for the year ended October 31, 2024, was $2,230,222 compared to a net loss of $1,927,494 during the same period in 2023. This increase in net loss is primarily due to the significant rise in operating expenses during the year, as well as the decline in revenues.

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

Liquidity and Capital Resources

For the Years Ended October 31, 2024 and 2023

Our cash balance of $20,255 as of October 31, 2024, combined with the current level of revenues, is insufficient to maintain operations. Therefore, we will need to raise additional funds in the near future to support our operations and growth plans. Our cash balance on October 31, 2023, was $235,159, reflecting a decrease of $214,904 over the year. This decrease is attributable to significant cash outflows related to operating and investing activities.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations and have relied primarily on raising capital through sales of common stock, Regulation A offerings, and related party loans.

The impact of existing or probable government regulations on our business remains uncertain. Due to the nature of our operations in hydrogen-based clean energy technologies, it is anticipated that government regulation may increase in the future, potentially requiring corrective actions or changes to our business model.

25

There are currently no external sources of liquidity available to us, other than potential equity financing or debt offerings. Failure to secure additional funding could have a material adverse effect on our financial condition and the results of our operations.

Cash Flow

For the Years Ended October 31, 2024 and 2023

The following table summarizes our cash flows for the periods indicated below:

	For the Year Ended October 31, 2024	For the Year Ended October 31, 2023
Cash Used in Operating Activities	(1,802,678)	(1,334,084)
Cash Provided by Financing Activities	2,002,612	2,426,833
Cash Used in Investing Activities	(414,838)	(908,699)

Cash Used in Operating Activities

During the year ended October 31, 2024, cash used in operating activities was $1,802,678. This reflects our net losses for the period, adjusted by non-cash charges such as depreciation and share-based compensation. Changes in working capital accounts also contributed to cash usage, primarily due to increases in accounts payable and decreases in payroll taxes and accrued interest payable.

In comparison, during the year ended October 31, 2023, cash used in operating activities was $1,334,084. The increase in cash usage in 2024 is attributable to higher operating expenses, including costs related to expanding operations, share based compensation and increased depreciation expenses.

Cash Provided by Financing Activities

During the year ended October 31, 2024, cash provided by financing activities was $2,002,612. This primarily consisted of proceeds from related party advances totaling $960,585, along with $958,929 raised through the Company's Regulation A offering and proceeds from customer deposits.

In comparison, during the year ended October 31, 2023, cash provided by financing activities was $2,426,833, primarily reflecting proceeds from the Company’s Regulation A offering and related party loans.

Cash Provided by Investing Activities

During the year ended October 31, 2024, cash used in investing activities was $414,838, primarily due to the purchase of property and equipment and additional investments in intellectual property classified as long-term assets.

For the year ended October 31, 2023, cash used in investing activities was $908,699, which included significant purchases of property and equipment as well as investments in a SAFE agreement.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended October 31, 2024, we incurred a net loss of $2,230,222 and used cash in operating activities of $1,802,678. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

26

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

27

HNO INTERNATIONAL, INC.

INDEX

October 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #6968)	F-2
Audited Balance Sheets	F-4
Audited Statements of Operations and Comprehensive Income	F-5
Audited Statement of Stockholders' Deficit	F-6
Audited Statements of Cash Flows	F-7
Notes to Audited Financial Statements	F-8

F-1

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635 bartoncpafirm.com Cypress, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Donald Owens, Chairman of the Board of Directors

and Stockholders of HNO International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HNO International, Inc. (the Company) as of October 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the period ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Going Concern

As described in Note 4 to the financial statements, the Company does not have an established source of revenues sufficient to cover operating costs. The Company has recurring net losses and is in a negative working capital position. If the Company is unable to raise sufficient funding, it may struggle to reach its future obligations.

Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management plans to identify adequate sources of funding to provide operating capital for continued growth. Auditing the Company’s assessment and related disclosures regarding its ability to continue as a going concern required significant auditor judgment. This is due to the high level of uncertainty surrounding the projections and assumptions related to the timing and likelihood of future cash flows, including external funding. Assessing whether the Company’s disclosures adequately reflect the uncertainty and risks associated with its going concern status also demanded considerable auditor judgment and effort.

F-2

Valuation of Service Stock

As described in Note 2, the Company undervalued its stock-based compensation of approximately $486,000 during the year ended October 31, 2023, which resulted in a restatement.

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected consultants and employees. Compensation for stock-based awards is recognized as a non-cash expense on the income statement. The expense associated with these awards is recorded based on the fair value on the date of grant, as determined using the Black-Scholes-Merton option-pricing model.

The valuation of stock-based compensation requires management to make significant estimates, particularly in determining the volatility of the company’s stock price, the expected term of options, and the risk-free interest rate. These assumptions are subject to change and can materially impact the amount of compensation expense recognized.

Other Matters

As described in Note 2, the Company identified misstatements with respect to certain accounting errors relating to the valuation of service stock issued, the termination of a patent agreement entered into on January 23, 2023 and the under accrual of accounts payable during the year ended October 31, 2023.

We have served as the Company’s auditor since 2024.

/S/ Barton CPA PLLC

Barton CPA PLLC

Cypress, Texas

March 20, 2025

F-3

HNO INTERNATIONAL, INC. BALANCE SHEETS

	October 31,	October 31,
	2024	2023
ASSETS		As Restated
Current Assets
Cash	$20,255	$235,159
Due from related party	—	56,392
Total Current Assets	20,255	291,551

Non-Current Assets
Property and equipment, net	994,898	767,938
Long term asset, net	112,026	103,821
Right-of-use asset	121,805	—
Security deposits	—	100,000
Total Non-Current Assets	1,228,729	971,759
TOTAL ASSETS	$1,248,984	$1,263,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	138,029	22,485
Accrued payroll	17,762	—
Accrued interest payable	28,845	41,270
Lease liability	57,062	—
Payroll tax	2,838	17,640
Advances, related party	960,585	—
Customer deposits	99	—
Notes payable, related party	785,000	785,000
Total Current Liabilities	1,990,220	866,395

Non-Current Liability
Lease liability	66,155	—
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	656,155	590,000
Total Liabilities	2,646,375	1,456,395

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of October 31, 2024 and October 31, 2023, respectively	5,000	5,000
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 419,437,865 and 419,341,584 shares issued and outstanding as of October 31, 2024 and October 31, 2023, respectively	419,438	419,341
Common stock payable	15,250	32,251
Common stock subscription receivable	(13,750)	(23,750)
Additional paid-in capital	42,502,997	41,470,177
Accumulated deficit	(44,326,326)	(42,096,104)
Total Stockholders’ Deficit	(1,397,391)	(193,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,248,984	$1,263,310

The accompanying notes are an integral part of these financial statements.
F-4

HNO INTERNATIONAL, INC. STATEMENTS OF OPERATIONS

	For the year Ended October 31,
	2024	2023
		As Restated
Revenue	$4,241	$13,000
Cost of goods sold	(3,688)	(5,885)
Gross Profit	553	7,115

Operating expenses
Advertising and marketing	7,408	3,000
General and administrative expenses	1,937,633	1,380,428
Share based compensation	83,988	489,800
Depreciation and amortization	179,672	36,940
Total Operating Expenses	2,208,701	1,910,168
Other Income (Expenses)
Interest income	5,501	2,104
Interest expense	(27,575)	(26,545)
Total Other (Expenses)	(22,074)	(24,441)
Loss from Operations	$(2,230,222)	$(1,927,494)
Net Loss	$(2,230,222)	$(1,927,494)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.01)	(0.01)
Weighted average number of common shares outstanding - basic and diluted	394,023,751	352,447,298

The accompanying notes are an integral part of these financial statements.
F-5

HNO INTERNATIONAL, INC. STATEMENTS OF STOCKHOLDERS' DEFICIT For the year ended October 31, 2023, As Restated
	Series A Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2022	5,000,000	5,000	105,265,299	105,265	—	(10,000)	38,957,921	(40,168,610)	(1,110,424)
Common stock issued for cash	—	—	290,000,000	290,000	—	—	—	—	290,000
Common stock based compensation	—	—	2,025,000	2,025	—	—	467,775	—	469,800
Common stock issued for settlement of debt	—	—	20,000,000	20,000	—	—	—	—	20,000
Regulation A stock issuances	—	—	2,026,532	2,026	32,251	(13,750)	2,024,506	—	2,045,033
Commitment share issued	—	—	24,753	25	—	—	19,975	—	20,000
Net loss for the year ended October 31, 2023	—	—	—	—	—	—	—	(1,927,494)	(1,927,494)
Balance at October 31, 2023, Restated	5,000,000	$5,000	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
For the year ended October 31, 2024
Balance at October 31, 2023	5,000,000	$5,000	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
Regulation A stock issuances	—	—	433,429	434	(17,001)	—	432,995	—	416,428
Regulation D stock issuances	—	—	2,262,852	2,263	—	—	523,237	—	525,500
Shares cancelled as per settlement agreement - Vivaris Capital	—	—	(10,000,000)	(10,000)	—	10,000	—	—	—
Common stock based compensation	—	—	7,400,000	7,400	—	—	76,588	—	83,988
Net loss for the year ended October 31, 2024	—	—	—	—	—	—	—	(2,230,222)	(2,230,222)
Balance at October 31, 2024	5,000,000	$5,000	419,437,865	$419,438	$15,250	$(13,750)	$42,502,997	$(44,326,326)	$(1,397,391)

The accompanying notes are an integral part of these financial statements.

HNO INTERNATIONAL, INC. STATEMENTS OF CASH FLOWS
	For the Year Ended October 31,
	2024	2023
		As Restated
Cash Flow from Operating Activities
Net loss	$(2,230,222)	$(1,927,494)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,672	36,940
Share based compensation	83,988	489,800
Changes in operating assets and liabilities:
Decrease in due from related party	56,392	—
Increase in accounts payable	115,545	22,485
Increase in accrued payroll	17,762
Increase/(Decrease) in accrued interest payable	(12,425)	26,545
Payments of lease liabilities	1,412	—
(Decrease) increase in payroll taxes	(14,802)	17,640
Net Cash Used in Operating Activities	(1,802,678)	(1,334,084)

Cash Flows from Financing Activities
Proceeds from related party advances	960,585	—
Proceeds from related party note payable	—	250,000
Proceeds from security deposits	100,000	(93,200)
Proceeds from customer deposits	99	—
Proceeds from sale of common stock subscription payable	(17,001)	—
Proceeds from sale of common stock	958,929	2,335,033
Repayment of related party note payable	—	(65,000)
Net Cash Provided by Financing Activities	2,002,612	2,426,833

Cash Flows from Investing Activities
Purchase of property and equipment	(381,934)	(804,878)
Purchase of long term asset	(32,904)	(103,821)
Net Cash Used in Investing Activities	(414,838)	(908,699)

Net increase (decrease) in cash	(214,904)	184,050
Cash at beginning of period	235,159	51,109
Cash at end of period	$20,255	$235,159

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Common stock issued for conversion of debt	$—	$20,000
The accompanying notes are an integral part of these financial statements.

HNO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

NOTE 2 – CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the Company’s re-audit of the Company’s financial statements for the year ended October 31, 2023, the Company’s management identified corrections to the valuation of service stock issued during the year ended October 31, 2023 and the termination of the patent agreement entered into on January 24, 2023.   The corrections made are summarized as follows:

1.	Stock Price Valuation Adjustment: The valuation of the stock price was adjusted from $0.001 to $0.23.
2.	Share-Based Compensation: There was an increase in share-based compensation reflecting the revised valuation of stock.
3.	Equity Adjustments: There was a corresponding increase in additional paid-in capital and an adjustment in the accumulated deficit to reflect the revised stock valuation.
4.	Termination of Patent Purchase Agreement: On March 13, 2025, the Company and Donald Owens mutually agreed to terminate the Patent Purchase Agreement as of January 24, 2023. As part of the termination, the patents were returned to Mr. Owens, and the 5,000,000 shares of Series A Preferred Stock were canceled. The $82,500 value previously reported in intangible assets and additional paid-in capital was reversed, resulting in a reduction in intangible assets. Additionally, the related amortization expense of $3,176 and the issuance of Series A Preferred Stock were removed from the financial statements. A copy of the Termination Agreement is attached to this Form 10-K as Exhibit 10.27 incorporated herein by reference.
5.	Expenses totaling $21,560, incurred during the fiscal year ended October 31, 2023, and paid subsequently, have been reclassified to accounts payable as of October 31, 2023. This adjustment ensures that financial obligations are accurately reported in the period in which they were incurred.

Impact of the Restatement

The impact of the restatement on the financial statements for the affected period is presented below. In addition to the below, the related notes to the financial statements have also been adjusted as appropriate to reflect the impact of the restatements.

The impact of the restatement on the line items within the previously reported Audited Balance Sheet for the year ended October 31, 2023, previously filed is as follows:

Balance Sheet as of October 31, 2023	As Previously Reported	Adjustment	As Restated
ASSETS
Current Assets
Cash	$235,159	$—	$235,159
Due from related party	$56,392	$—	$56,392
Total Current Assets	$291,551	$—	$291,551

Non-Current Assets
Property and equipment, net	$767,938	$—	$767,938
Intangible assets, net	$79,324	$(79,324)	$—
Long term asset, net	$103,821	$—	$103,821
Security deposits	$100,000	$—	$100,000
Total Non-Current Assets	$1,051,083	$(79,324)	$971,759
TOTAL ASSETS	$1,342,634	$(79,324)	$1,263,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$925	$21,560	$22,485
Accrued interest payable	$41,270	$—	$41,270
Lease liability	$—	$—	$—
Payroll tax	$17,640	$—	$17,640
Advances, related party	$—	$—	$—
Customer deposits	$—	$—	$—
Notes payable, related party	$785,000	$—	$785,000
Total Current Liabilities	$844,835	$21,560	$866,395

Non-Current Liability
Lease liability	$—	$—	$—
Long term notes payable, related party	$590,000	$—	$590,000
Total Non-Current Liability	$590,000	$—	$590,000
Total Liabilities	$1,434,835	$21,560	$1,456,395

STOCKHOLDERS’ DEFICIT

Series A, par value $0.001 per share	$10,000	$(5,000)	$5,000
Common stock, par value $0.001 per share	$419,341	$—	$419,341
Common stock payable	$32,251	$—	$32,251
Common stock subscription receivable	$(23,750)	$—	$(23,750)
Additional paid-in capital	$41,079,902	$390,275	$41,470,177
Accumulated deficit	$(41,609,945)	$(486,159)	$(42,096,104)
Total Stockholders’ Deficit	$(92,201)	$—	$(193,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,342,634	$79,324	$1,263,310

The impact of the restatement on the line items within the previously reported Audited Statement of Operations for the year ended October 31, 2023, previously filed is as follows:

Statement of Operations for the year ended October 31, 2023	As Previously Reported	Adjustment	As Restated

Revenue	$13,000	$—	$13,000
Cost of goods sold	$(5,885)	$—	$(5,885)
Gross Profit	$7,115	$—	$7,115

Operating expenses
Advertising and marketing	$3,000	$—	$3,000
General and administrative expenses	$1,358,868	$21,560	$1,380,428
Stock based compensation	$22,025	$467,775	$489,800
Depreciation and amortization	$40,116	$(3,176)	$36,940
Total Operating Expenses	$1,424,009	$486,159	$1,910,168
Other Income (Expenses)
Interest income	$2,104	—	$2,104
Interest expense	$(26,545)	—	$(26,545)
Total Other (Expenses)	$(24,441)	—	$(24,441)
Loss from Operations	$(1,441,335)	$(486,159)	$(1,927,494)
Net Loss	$(1,441,335)	$(486,159)	$(1,927,494)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.00)	$—	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	352,447,298	—	352,447,298

The impact of the restatement on the line items within the previously reported Audited Statement of Changes in Stockholders’ Deficit for the year ended October 31, 2023, previously filed is as follows:

Changes in Statement of Stockholders' Deficit for the year ended October 31, 2023	As Previously Reported	Adjustment	As Restated
Common stock based compensation	$2,025	$467,775	$469,800
Additional paid in capital	$41,079,902	$390,275	$41,470,177
Series A preferred issued pursuant to patent agreement, shares	10,000,000	(5,000,000)	5,000,000
Series A preferred issued pursuant to patent agreement, amount	$10,000	$(5,000)	$5,000
Net loss for the year ended October 31, 2023	$(1,441,335)	$(486,159)	$(1,927,494)
Balance at October 31, 2023	$(92,201)	$(100,884)	$(193,085)

The impact of the restatement on the line items within the previously reported Audited Statement of Cash Flows for the year ended October 31, 2023, previously filed is as follows:

Statement of Cash Flows for the year ended October 31, 2023	As Previously Reported	Adjustment	As Restated
Cash Flow from Operating Activities
Net loss	$(1,441,335)	$(486,159)	$(1,927,494)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$40,116	$(3,176)	$36,940
Share based compensation	$22,025	$467,775	$489,800
Changes in operating assets and liabilities:
Decrease in due from related party	$—	$—	$—
Increase in accounts payable	$925	$21,560	$22,485
Increase in accrued payroll	$—	$—	$—
Increase/(Decrease) in accrued interest payable	$26,545	$—	$26,545
Payments of lease liabilities	$—	$—	$—
(Decrease) increase in payroll taxes	$17,640	$—	$17,640
Net Cash Used in Operating Activities	$(1,334,084)	$—	$(1,334,084)

Cash Flows from Financing Activities
Proceeds from related party advances	$—	$—	$—
Proceeds from related party note payable	$250,000	$—	$250,000
Proceeds from security deposits	$(93,200)	$—	$(93,200)
Proceeds from customer deposits	$—	$—	$—
Proceeds from sale of common stock subscription payable	$—	$—	$—
Proceeds from sale of common stock	$2,335,033	$—	$2,335,033
Repayment of related party note payable	$(65,000)	$—	$(65,000)
Net Cash Provided by Financing Activities	$2,426,833	$—	$2,426,833

Cash Flows from Investing Activities
Purchase of property and equipment	$(804,878)	$—	$(804,878)
Purchase of long term asset	$(103,821)	$—	$(103,821)
Net Cash Used in Investing Activities	$(908,699)	$—	$(908,699)

Net increase (decrease) in cash	$184,050	$—	$184,050
Cash at beginning of period	$51,109	$—	$51,109
Cash at end of period	$235,159	$—	$235,159

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Series A preferred stock issued pursuant to patent agreement	$82,500	$(82,500)	$—
Common stock issued for conversion of debt	$20,000	$—	$20,000

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended October 31, 2024 and October 31, 2023.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The management makes its best estimate of the outcome for these items based on information available when the financial statements are prepared.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2024, and October 31, 2023, the Company did not hold any investments that qualify as cash equivalents. Therefore, the cash and cash equivalents line item in the balance sheet solely comprises cash.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity instrument awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected consultants and employees. Compensation for stock-based awards is recognized as a non-cash expense on the income statement. The expense associated with these awards is recorded based on the fair value on the date of grant, as determined using the Black-Scholes-Merton option-pricing model. This cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same income statement lines as cash compensation for the consultants and employees who receive the awards. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

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

During the years ended October 31, 2024 and 2023, the Company had revenue of $4,241 and $13,000. Revenue was recognized from hydrogen engineering services and combustion solutions.

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

Recent Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-01, "Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards." This update clarifies the accounting for profits interest awards by specifying when these awards should be accounted for under ASC 718, Stock Compensation, as opposed to other compensation arrangements like cash bonuses under ASC 710. This clarification is provided through a series of illustrative examples which show how to determine whether profits interest awards meet the conditions of ASC 718, focusing on when such awards should be recognized as equity or liability. The guidance is intended to increase the comparability and consistency of financial reporting by providing clearer criteria for the accounting of profits interest awards.

For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. For private companies, the amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements and will continue to assess its potential effects as the adoption date approaches.

NOTE 4 – GOING CONCERN

On October 31, 2024, we had an accumulated deficit of $44,326,326. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the issuance of these financial statements.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2024	October 31, 2023
Vehicles	$60,702	$60,702
Small equipment	$32,943	$8,879
Large equipment	1,093,166	735,297
Property and Equipment, Gross	$1,186,811	$804,878
Less: Accumulated depreciation	(191,913)	(36,940)
Property and Equipment, Net	$994,898	$767,938

Depreciation expenses for the years ended October 31, 2024, and 2023 were $154,973 and $36,940, respectively.

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

As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. As of October 31, 2024, the right-of-use asset was $121,805 and operating lease liabilities were $123,217. The operating lease liabilities consist of a current portion of $57,062 and a non-current portion of $66,155. The weighted average remaining lease term was 2.08 years and the weighted average discount rate was 4.14%.

Operating Cash Flows Related to Leases

During the year ended October 31, 2024, the Company made cash payments totaling $1,412 related to its operating leases. These payments are included in the Statement of Cash Flows under operating activities as "Payments of lease liabilities."

Remaining lease term as of October 31, 2024:

Year	Operating Lease Payment
2024	$—
2025	$60,909
2026 and above	$65,986
Total Payments	$126,895

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

The Company's Board of Directors granted approval for the issuance of 2,025,000 shares of our common stock with a value of $0.23 on January 2, 2023, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act.

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

During the quarter ended October 31,2024, the Company issued 2,500 Regulation A shares previously classified as common stock payable and sold 2,500 Regulation A shares, classified as $2,500 common stock payable.

During the quarter ended October 31, 2024, the Company entered into a Stock Subscription Agreement with accredited investors (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 1,295,973 shares of its common stock, $0.001 par value per share, (“common stock”) for an aggregate cash purchase price of $250,000. The proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

During the quarter ended October 31, 2024, the Company's Board of Directors granted approval for the issuance of 7,400,000 shares of our common stock valued at$83,998, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act.

As of October 31, 2024 and October 31, 2023, the Company had 419,437,865 and 419,341,584 shares of common stock issued and outstanding, respectively.

Stock Receivable

As of October 31, 2024, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

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

Stock Payable

As of October 31, 2024, the Company sold 15,250 shares of common stock under its Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $15,250 has been classified as common stock payable.

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001.

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, par value $0.001.

On January 24, 2023, the Company issued 5,000,000 shares of its Series A Preferred Stock to Mr. Owens, valued at $82,500 for patents On March 13, 2025, the Company and Mr. Owens mutually agreed to terminate the Patent Purchase Agreement as of January 24, 2023. As part of the termination, the 5,000,000 shares of Series A Preferred Stock were canceled (see Note 12).

As of October 31, 2024, and October 31, 2023, the Company had 5,000,000 and 5,000,000 shares of Series A preferred stock issued and outstanding, respectively.

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

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum. During the year ended October 31, 2023, $65,000 of principal was repaid. At October 31, 2024, there is $435,000 of principal and $0 of accrued interest due on this note. This note had a maturity date of January 1, 2023.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030. At October 31, 2024, there is $590,000 of principal and $28,579 of accrued interest due on this note.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of October 31, 2023. At October 31, 2024, there is $50,000 of principal and $0 of accrued interest due on this note.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of November 20, 2023. At October 31, 2024, there is $50,000 of principal and $0 of accrued interest due on this note.

On March 1, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 1, 2024. At October 31, 2024, there is $50,000 of principal and $0 of accrued interest due on this note.

On March 8, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 8, 2024. At October 31, 2024, there is $50,000 of principal and $0 of accrued interest due on this note.

On March 23, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of March 23, 2024. At October 31, 2024, there is $50,000 of principal and $0 of accrued interest due on this note.

On April 3, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 3, 2024. At October 31, 2024, there is $50,000 of principal and $0 of accrued interest due on this note.

On April 13, 2023, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 13, 2024. At October 31, 2024, there is $20,000 of principal and $00 of accrued interest due on this note.

On April 17, 2023, the Company issued a note payable in the amount of $30,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of April 17, 2024. At October 31, 2024, there is $30,000 of principal and $139 of accrued interest due on this note.

On August 21, 2024, the Company repaid accrued interest of $40,000 to HNO Green Fuels.

As of October 31, 2024, and October 31, 2023, these current and long-term notes payable had an aggregate outstanding balance of $1,375,000 and $1,375,000, respectively.

As of October 31, 2024, and October 31, 2023, the Company has recorded $28,845 and $41,270, respectively in accrued interest in connection with these notes in the accompanying financial statements.

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

Advances from Related Party

During the year months ended October 31, 2024, Donald Owens, the Company's Chairman of the Board of Directors, advanced $950,585 to the Company to cover operating expenses.

During the year months ended October 31, 2024, HNO Green Fuels, Inc., advanced $10,000 to the Company to cover operating expenses.

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

Amortization

The intellectual property associated with the CHRS is being amortized over a useful life of five years, beginning on December 6, 2023. The amortization expense for the year ended October 31, 2024 is $24,699, recognizing the straight-line amortization of the asset over the remaining useful life.

	Useful Life (years)	October 31, 2024	October 31, 2023
Long term asset	5	$136,725	$103,821
Less: Accumulated amortization		(24,699)	—
Long term asset, net		$112,026	$103,821

NOTE 12 – TERMINATION OF PATENT AGREEMENT

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

Termination of Patent Purchase Agreement

On March 13, 2025, the Company and Donald Owens mutually agreed to terminate the Patent Purchase Agreement as of January 24, 2023. As part of the termination, the patents were returned to Mr. Owens, and the 5,000,000 shares of Series A Preferred Stock were canceled. See Note 2 – Correction of Previously Issued Financial Statements. A copy of the Termination Agreement is attached to this Form 10-K as Exhibit 10.27 incorporated herein by reference.

NOTE 13 – TERMINATION OF PROPERTY ACQUISITION AGREEMENT

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 20, 2025, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Common Stock Issued

The Company entered into Stock Subscription Agreements with accredited investors (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended), whereby the Company privately sold a total of 4,162,626 shares of its common stock, $0.001 par value per share (“common stock”), for a cash purchase price of $475,000. The Company issued 11,111 shares on November 15, 2024, 9,091 shares on December 5, 2024, 9,091 shares on January 7, 2025, 1,500,000 shares on February 19, 2025, 125,000 shares on February 26, 2025, 500,000 shares on February 28, 2025, 75,000 shares on March 3, 2025, 1,333,333 shares on March 10, 2025, 300,000 shares on March 12, 2025, 250,000 shares on March 14, 2025 and 50,000 shares on March 17, 2025. as ‘restricted securities’ under Rule 144 of the Securities Act. The proceeds from the sale of common stock will be used for operating capital.

The Company’s Board of Directors approved the issuance of 16,125,000 shares of common stock subsequent to the year ended October 31, 2024, in exchange for services rendered. These shares were issued as “restricted securities” under Rule 144 and were made in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Extension of Promissory Notes

On December 19, 2024, the Company, entered into an Extension to Promissory Note (the "1st Extension") with HNO Green Fuels, Inc., a Nevada corporation (“HNOGF”), pursuant to the terms set forth in the 1st Extension. The 1st Extension amends the Promissory Note issued on December 1, 2021, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "2nd Extension") with HNOGF, pursuant to the terms set forth in the 2nd Extension. The 2nd Extension amends the Promissory Note issued on September 29, 2022, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "3rd Extension") with HNOGF, pursuant to the terms set forth in the 3rd Extension. The 3rd Extension amends the Promissory Note issued on October 20, 2022, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "4th Extension") with HNOGF, pursuant to the terms set forth in the 4th Extension. The 4th Extension amends the Promissory Note issued on March 1, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "5th Extension") with HNOGF, pursuant to the terms set forth in the 5th Extension. The 5th Extension amends the Promissory Note issued on March 8, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "6th Extension") with HNOGF, pursuant to the terms set forth in the 6th Extension. The 6th Extension amends the Promissory Note issued on March 23, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "7th Extension") with HNOGF, pursuant to the terms set forth in the 7th Extension. The 7th Extension amends the Promissory Note issued on April 3, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "8th Extension") with HNOGF, pursuant to the terms set forth in the 8th Extension. The 8th Extension amends the Promissory Note issued on April 13, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "9th Extension") with HNOGF, pursuant to the terms set forth in the 9th Extension. The 9th Extension amends the Promissory Note issued on April 17, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

Share Exchange Agreements

On January 2, 2025, the Company entered into a Share Exchange Agreement with Donald Owens, the Company’s CEO and Chairman. Pursuant to the agreement, Mr. Owens exchanged 245,000,000 shares of the Company’s common stock for 245,000 shares of newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”). On January 9, 2025, 245,000,000 shares of common stock held by Donald Owens were cancelled, and 245,000 shares of Series B Preferred Stock were issued to him.

On January 2, 2025, the Company entered into a Share Exchange Agreement with HNO Green Fuels, Inc. Pursuant to the agreement, HNO Green Fuels, Inc. exchanged 115,000,000 shares of the Company’s common stock for 115,000 shares of Series B Preferred Stock. On January 9, 2025, 115,000,000 shares of common stock held by HNO Green Fuels, Inc. were cancelled, and 115,000 shares of Series B Preferred Stock were issued to HNO Green Fuels, Inc.

Designation of Series B Preferred Stock

On January 2, 2025, in connection with the Share Exchange Agreements, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock (the “Designation”) with the Nevada Secretary of State that has the effect of designating 500,000 shares of preferred stock, par value $0.001, as Series B Preferred Stock.

Termination of Patent Purchase Agreement

On March 13, 2025, the Company and Donald Owens mutually agreed to terminate the Patent Purchase Agreement as of January 24, 2023. As part of the termination, the patents were returned to Mr. Owens, and the 5,000,000 shares of Series A Preferred Stock were canceled. See Note 12. A copy of the Termination Agreement is attached to this Form 10-K as Exhibit 10.27 incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being October 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer (who serves as our Principal Financial and Accounting Officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Treasurer (who serves as our Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Treasurer (who serves as our Principal Financial and Accounting Officer), we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report for the reasons discussed below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of October 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our management has concluded that in light of the accounting errors described in Note 2 to the notes to the financial statements included herein, a material weakness exists in our internal control over financial reporting as of October 31, 2023. As a result, management concluded that our internal control over financial reporting was not effective as of October 31, 2023 at a reasonable assurance level.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending October 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended October 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our bylaws state the number of the directors of the Company shall be determined by resolution of the Board of Directors. The Board of Directors currently consists of three directors who are expected to hold office until our next meeting of the shareholders. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified, or his earlier death, resignation or removal. Officers are elected by and serve at the discretion of the Board of Directors.

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

Name	Age	Position	Term in Office
Donald Owens	71	President, Chief Executive Officer and Secretary	November 20, 2024 to present

Hossein Haririnia	71	Treasurer (who serves as our Principal Financial and Accounting Officer) and Director	Treasurer from August 22, 2022 to present Director from December 22, 2022 to present
Donald Owens	71	Chairman of the Board of Directors	April 30, 2021 to present
William Parker	59	Director	December 22, 2022 to present

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

Donald Owens – CEO, President and Chairman of the Board of Directors

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

Hossein Haririnia - MBA, CPA, CGFM – Treasurer (who serves as our Principal Financial and Accounting Officer) and Director

Hossein Haririnia has overseen the financial functions of HNO International, Inc. since October 2021. On August 22, 2022 he was appointed Treasurer (who serves as our Principal Financial and Accounting Officer) and on December 22, 2022 he was appointed as a member of the board of directors. In his current capacity he provides technical assistance to the President on corporate-level decision-making. Before that, as a Treasurer (who serves as our Principal Financial and Accounting Officer), he managed financials for for-profit and nonprofit organizations. He also assisted in budget and cost proposal presentations for companies in countries, including Iran, Turkey, Dubai, Azerbaijan, and China.

Mr. Haririnia has managed multi-million dollar budget preparations for government entities such as NASA, the US Department of Labor (DOL), and the US Department of Transportation (DOT). He has supervised a team of accounting staff and has served as an auditor and fraud examiner.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation paid to our named executive officers for the years ended October 31, 2024 and October 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Paul Mueller, Former President, CEO and Secretary(1)(5) Year Ended October 31, 2024	121,000	-	121,000
Year Ended October 31, 2023	125,000	57,500	182,500
Hossein Haririnia, Treasurer and Director(1)(4) Year Ended October 31, 2024	189,750	-	189,750
Year Ended October 31, 2023	170,500	57,500	228,000
Donald Owens President, CEO, Secretary and Chairman of the Board of Directors (2)(3)(5) Year Ended October 31, 2024	-	-	-
Year Ended October 31, 2023	-	-	-

(1)	On August 22, 2022, we accepted the resignations from Wilhelm Cashen as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of the Board of Directors. Effective on the same date to fill the vacancies created by Mr. Cashen’s resignations, we appointed Paul Mueller as our President, Chief Executive Officer and Secretary. Also, on this date, Hossein Haririnia was appointed Treasurer (who serves as our Principal Financial and Accounting Officer).

(2)	On December 1, 2021, we accepted the resignation from Donald Owens as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(3)	On April 30, 2021, we accepted the resignation from Douglas Anderson as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors. Effective on the same date to fill the vacancies created by Mr. Anderson’s resignations, we appointed Donald Owens as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors.

(4)	On December 22, 2022, the Board of Directors appointed Hossein Haririnia to the Board of Directors effective as of December 22, 2022.
(5)	On November 20, 2024, we accepted the resignation from Paul Mueller as our President, Chief Executive Officer and Secretary. Effective on the same date to fill the vacancies created by Mr. Mueller’s resignation, the Company appointed Donald Owens, Chairman of the Board of Directors, as the Company’s Chief Executive Officer, President and Secretary.

Director Compensation

The table below summarizes all compensation paid to our directors who are not also named executive officers for the years ended October 31, 2024 and October 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
William Parker Director Year Ended October 31, 2024	-	-	-
Year Ended October 31, 2023	-	23,000	23,000

Equity Awards

As of October 31, 2024, there were no outstanding equity awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 17, 2025, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of the 85,085,491 (79,725,491 common plus 5,000,000 series a preferred and 360,000 series b preferred) shares. The table includes preferred stock that is convertible into common stock and information as to the ownership of our stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of March 19, 2025. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address (1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Officers and Directors
Donald Owens CEO, President, Secretary and Chairman of the Board of Directors	30,000,000 5,000,000 245,000	Common Stock Series A Preferred Stock Series B Preferred Stock	37.76% 100% 68.00%
Hossein Haririnia Treasurer (who serves as our Principal Financial and Accounting Officer) and Director	12,450,000 -0-	Common Stock Series A Preferred Stock	15.61% --
William Parker Director	7,100,000 -0-	Common Stock Series A Preferred Stock	8.9% --
All Named Executive Officers, Executive Officers and Directors as a Group (3 persons)	49,550,000 5,000,000 245,000	Common Stock Series A Preferred Stock Series B Preferred Stock	62.27% 100% 68.00%
5% Principal Stockholders
HNO Green Fuels, Inc. (3)	-0- 115,000	Common Stock Series B Preferred Stock	-- 32.00%

* Less than 1%

(1)	Unless otherwise noted, the address of the reporting person is c/o HNO International, Inc., 41558 Eastman Drive, Suite B, Murrieta, CA 92562.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.

(3)	Address: 42309 Winchester Road, Temecula, CA 92590. Donald Owens has voting and dispositive control over HNO Green Fuels, Inc.

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

On December 19, 2024, the Company, entered into an Extension to Promissory Note (the "1st Extension") with HNO Green Fuels, Inc., a Nevada corporation (“HNOGF”), pursuant to the terms set forth in the 1st Extension. The 1st Extension amends the Promissory Note issued on December 1, 2021, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "2nd Extension") with HNOGF, pursuant to the terms set forth in the 2nd Extension. The 2nd Extension amends the Promissory Note issued on September 29, 2022, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "3rd Extension") with HNOGF, pursuant to the terms set forth in the 3rd Extension. The 3rd Extension amends the Promissory Note issued on October 20, 2022, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "4th Extension") with HNOGF, pursuant to the terms set forth in the 4th Extension. The 4th Extension amends the Promissory Note issued on March 1, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "5th Extension") with HNOGF, pursuant to the terms set forth in the 5th Extension. The 5th Extension amends the Promissory Note issued on March 8, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "6th Extension") with HNOGF, pursuant to the terms set forth in the 6th Extension. The 6th Extension amends the Promissory Note issued on March 23, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "7th Extension") with HNOGF, pursuant to the terms set forth in the 7th Extension. The 7th Extension amends the Promissory Note issued on April 3, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "8th Extension") with HNOGF, pursuant to the terms set forth in the 8th Extension. The 8th Extension amends the Promissory Note issued on April 13, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

On December 19, 2024, the Company entered into an Extension to Promissory Note (the "9th Extension") with HNOGF, pursuant to the terms set forth in the 9th Extension. The 9th Extension amends the Promissory Note issued on April 17, 2023, extending the Maturity Date of December 31, 2024 to December 31, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Barton CPA and BF Borgers CPA PC for the years ended October 31, 2024 and 2023, respectively, were as follows:

	2024	2023
	$25,000	$85,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	1,590	1,454
Total	$ 26,590	$86,454

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended October 31, 2024 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended October 31, 2024.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Audited Balance Sheets on October 31, 2024 and 2023, as restated

Audited Statements of Operations for the years ended October 31, 2024 and 2023, as restated

Audited Statement of Stockholders' Deficit for the years ended October 31, 2024 and 2023, as restated

Audited Statements of Cash Flows for the years ended October 31, 2024 and 2023, as restated

Notes to Audited Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation filed May 2, 2005	S-1	333-275193	3.1	10/27/23
3.2	Certificate of Amendment filed March 5, 2009	S-1	333-275193	3.2	10/27/23
3.3	Certificate of Change filed March 5, 2009	S-1	333-275193	3.3	10/27/23
3.4	Certificate of Amendment filed April 8, 2010	S-1	333-275193	3.4	10/27/23
3.5	Certificate of Amendment filed June 4, 2020	S-1	333-275193	3.5	10/27/23
3.6	Certificate of Amendment filed August 31, 2021	S-1	333-275193	3.6	10/27/23
3.7	Certificate of Amendment filed January 6, 2023	S-1	333-275193	3.7	10/27/23
3.8	Certificate of Designation (Series A Preferred Stock) filed October 14, 2019	S-1	333-275193	3.8	10/27/23
3.9	Amendment to Certificate of Designation (Series A Preferred Stock) filed November 10, 2021	S-1	333-275193	3.9	10/27/23
3.10	Amended and Restated Bylaws	1-A	024-12194	1A-2B	4/14/23
3.11	Certificate of Designation (Series B Preferred Stock) filed January 2, 2025	8-K	000-56568	3.1	1/3/25
10.1	Patent Purchase Agreement dated January 24, 2023	1-A	000-56568	1A-6	4/14/23
10.2	Purchase and Sale Agreement with TCF Elrod, LLC dated August 28, 2023	10-Q	000-56568	10.2	9/14/23
10.3	Equity Financing Agreement with GHS dated October 9, 2023	S-1/A	333-275193	10.3	10/27/23
10.4	Registration Rights Agreement with GHS dated October 9, 2023	S-1/A	333-275193	10.4	10/27/23
10.5	Promissory Note, dated December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.5	12/19/23
10.6	Promissory Note, dated May 31, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.6	12/19/23
10.7	Promissory Note, dated September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.7	12/19/23
10.8	Promissory Note, dated October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.8	12/19/23
10.9	Promissory Note, dated March 1, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.9	12/19/23
10.10	Promissory Note, dated March 8, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.10	12/19/23
10.11	Promissory Note, dated March 23, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.11	12/19/23
10.12	Promissory Note, dated April 3, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.12	12/19/23
10.13	Promissory Note, dated April 13, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.13	12/19/23
10.14	Promissory Note, dated April 17, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.14	12/19/23
10.15	Extension to Promissory Note, dated December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc. - Executed January 17, 2024	8-K	000-56568	99.1	1/23/24

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Extension to Promissory Note, dated September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc. - Executed January 17, 2024	8-K	000-56568	99.2	1/23/24
10.17	Extension to Promissory Note, dated October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc. - Executed January 17, 2024	8-K	000-56568	99.3	1/23/24
10.18	Extension to Promissory Note, dated December 19, 2024 for Note Issued December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.1	12/20/24
10.19	Extension to Promissory Note, dated December 19, 2024 for Note Issued September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.2	12/20/24
10.20	Extension to Promissory Note, dated December 19, 2024 for Note Issued October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.3	12/20/24
10.21	Extension to Promissory Note, dated December 19, 2024 for Note Issued March 1, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.4	12/20/24
10.22	Extension to Promissory Note, dated December 19, 2024 for Note Issued March 8, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.5	12/20/24
10.23	Extension to Promissory Note, dated December 19, 2024 for Note Issued March 23, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.6	12/20/24
10.24	Extension to Promissory Note, dated December 19, 2024 for Note Issued April 3, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.7	12/20/24
10.25	Extension to Promissory Note, dated December 19, 2024 for Note Issued April 13, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.8	12/20/24
10.26	Extension to Promissory Note, dated December 19, 2024 for Note Issued April 17, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.9	12/20/24
10.27	Termination Agreement, dated March 13, 2025, relating to the patent purchase agreement dated January 24, 2023					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

 * Furnished, not filed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNO INTERNATIONAL, INC.

Dated: March 20, 2025	By: /s/ Donald Owens Name: Donald Owens Title: President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Name: Hossein Haririnia Title: Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Donald Owens Donald Owens	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 20, 2025

By: /s/ Hossein Haririnia Hossein Haririnia	Treasurer and Director (Principal Financial and Accounting Officer)	March 20, 2025

By: /s/ William Parker William Parker	Director	March 20, 2025

