Form 10-Q
period 2025-01-31
HNO International, Inc.
filed 2025-04-18
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 17, 2025, the registrant had 80,150,491 outstanding shares of Common Stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 20, 2025, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Annual Report on Form 10-K filed on March 20, 2025.

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS
	January 31,	October 31,
	2025	2024
ASSETS	Unaudited	Audited
Current Assets
Cash	$47,900	$20,255
Total Current Assets	47,900	20,255

Non-Current Assets
Property and equipment, net	1,125,228	994,898
Long term asset, net	105,190	112,026
Right-of-use asset	107,740	121,805
Total Non-Current Assets	1,338,158	1,228,729
TOTAL ASSETS	$1,386,058	$1,248,984

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	259,175	138,029
Accrued payroll	35,238	17,762
Accrued interest payable	35,776	28,845
Lease liability	58,041	57,062
Payroll tax	2,838	2,838
Advances, related party	1,319,585	960,585
Customer deposits	99	99
Lease vendor payable	288	—
Notes payable, related party	785,000	785,000
Total Current Liabilities	2,496,040	1,990,220

Non-Current Liability
Lease liability	51,245	66,155
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	641,245	656,155
Total Liabilities	3,137,285	2,646,375

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	5,000	5,000
Series B, par value $0.001 per share; 500,000 shares authorized; 360,000 and 0 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	360	—
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 75,592,158 and 419,437,865 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	75,592	419,438
Common stock payable	15,250	15,250
Common stock subscription receivable	(13,750)	(13,750)
Additional paid-in capital	43,126,985	42,502,997
Accumulated deficit	(44,960,664)	(44,326,326)
Total Stockholders’ Deficit	(1,751,227)	(1,397,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,386,058	$1,248,984

The accompanying notes are an integral part of these condensed unaudited financial statements.
5

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,
	2025	2024
		(As Restated)
Revenue	$—	$—
Cost of goods sold	—	—
Gross Profit	—	—

Operating expenses
Advertising and marketing	5,350	—
General and administrative expenses	302,105	464,005
Share based compensation	265,502	—
Depreciation and amortization	54,449	36,436
Total Operating Expenses	627,406	500,441
Other Income (Expenses)
Interest income	—	300
Interest expense	(6,932)	(6,932)
Total Other (Expenses)	(6,932)	(6,632)
Loss from Operations	$(634,338)	$(507,073)
Net Loss	$(634,338)	$(507,073)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of common shares outstanding - basic and diluted	340,667,128	419,389,590

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three months ended January 31, 2024 (As Restated) (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2023 (Restated)	5,000,000	5,000	—	—	419,341,584	419,341	32,251	(23,750)	41,470,177	(42,096,104)	(193,085)
Regulation A stock issuances	—	—	—	—	91,501	92	33,999	—	91,409	—	125,500
Net loss for the three months ended January 31, 2024	—	—	—	—	—	—	—	—	—	(507,073)	(507,073)
Balance at January 31, 2024 (Restated)	5,000,000	$5,000	—	$—	419,433,085	$419,433	$66,250	$(23,750)	$41,561,586	$(42,603,177)	$(574,658)
For the three months ended January 31, 2025
Balance at October 31, 2024	5,000,000	$5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$42,502,997	$(44,326,326)	$(1,397,391)
Regulation D stock issuances	—	—	—	—	29,293	29	—	—	14,971	—	15,000
Shares cancelled as per exchange agreement	—	—	—	—	(360,000,000)	(360,000)	—	—	—	—	(360,000)
Series B preferred stock issuances	—	—	360,000	360	—	—	—	—	359,640	—	360,000
Common stock based compensation	—	—	—	—	16,125,000	16,125	—	—	249,377	—	265,502
Net loss for the three months ended January 31, 2025	—	—	—	—	—	—	—	—	—	(634,338)	(634,338)
Balance at January 31, 2025	5,000,000	$5,000	360,000	$360	75,592,158	$75,592	$15,250	$(13,750)	$43,126,985	$(44,960,664)	$(1,751,227)

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended January 31,
	2025	2024
		(As Restated)
Cash Flow from Operating Activities
Net loss	$(634,338)	$(507,073)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,449	36,436
Amortization of right-to-use asset	14,065	4,548
Share based compensation	265,502	—
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	121,146	(18,341)
Increase in accrued payroll	17,476	—
Increase/(Decrease) in accrued interest payable	6,931	6,931
Increase in lease vendor payable	288	—
Increase (Decrease) in lease liabilities	(13,931)	(4,402)
(Decrease) increase in payroll taxes	—	(14,802)
Net Cash Used in Operating Activities	(168,412)	(496,703)

Cash Flows from Financing Activities
Proceeds from related party advances	359,000	265,585
Proceeds from security deposits	—	100,000
Proceeds from sale of common stock subscription payable	—	33,999
Proceeds from sale of common stock	15,000	91,501
Net Cash Provided by Financing Activities	374,000	491,085

Cash Flows from Investing Activities
Purchase of property and equipment	(177,943)	(127,835)
Purchase of long term asset	—	(32,904)
Net Cash Used in Investing Activities	(177,943)	(160,739)

Net increase (decrease) in cash	27,645	(166,357)
Cash at beginning of period	20,255	235,159
Cash at end of period	$47,900	$68,802

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Common stock cancellation per share exchange agreement	$360,000	$—
Series B preferred stock issuance per exchange agreement	$360,000	$—
Record right-to-use asset and lease liability per ASC 842	$—	$87,104
The accompanying notes are an integral part of these condensed unaudited financial statements.
8

HNO INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

NOTE 2 –FINANCIAL STATEMENT RESTATEMENT

In connection with the Company’s re-audit of its financial statements for the year ended October 31, 2023, the Company’s management, in consultation with its independent registered public accounting firm, identified corrections to the valuation of service stock issued during the year ended October 31, 2023, and the termination of the patent agreement entered into on January 24, 2023. The corrections made that impact the condensed financial statements for the quarter ended January 31, 2024, are summarized as follows:

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
  Reclassification of Expenses: Expenses incurred during the fiscal year ended October 31, 2023, and paid subsequently, have been reclassified to accounts payable as of October 31, 2023. This adjustment ensures that financial obligations are accurately reported in the period in which they were incurred.

These adjustments have been reflected in the restated financial statements for the quarter ended January 31, 2024.

Impact of the Restatement

The impact of the restatement on the financial statements for the affected period is presented below. In addition to the below, the related notes to the financial statements have also been adjusted as appropriate to reflect the impact of the restatements.

The impact of the restatement on the line items within the previously reported Condensed Unaudited Balance Sheet for the quarter ended January 31, 2024, previously filed is as follows:

Balance Sheet as of January 31, 2024	As Previously Reported	Adjustment	As Restated
ASSETS
Current Assets
Cash	$68,869	$(67)	$68,802
Due from related party	$56,392	$—	$56,392
Total Current Assets	$125,261	$(67)	$125,194

Non-Current Assets
Property and equipment, net	$866,077	$(2,550)	$863,527
Intangible assets, net	$78,287	$(78,287)	$—
Long term asset, net	$136,725	$(4,190)	$132,535
Right-of-use asset	$—	82,556	82,556
Security deposits	$—	—	—
Total Non-Current Assets	$1,081,089	$(2,471)	$1,078,618
TOTAL ASSETS	$1,206,350	$(2,538)	$1,203,812

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$4,144	$—	$4,144
Accrued interest payable	$48,201	$—	$48,201
Lease liability	$—	$27,284	$27,284
Payroll tax	$2,838	$—	$2,838
Advances, related party	$265,585	$—	$265,585
Notes payable, related party	$785,000	$—	$785,000
Total Current Liabilities	$1,105,768	$27,284	$1,133,052

Non-Current Liability
Lease Liability	—	55,418	55,418
Long term notes payable, related party	$590,000	$—	$590,000
Total Non-Current Liability	$590,000	$55,418	$645,418
Total Liabilities	$1,695,768	$82,702	$1,778,470

STOCKHOLDERS’ DEFICIT
Series A, par value $0.001 per share	$10,000	$(5,000)	$5,000
Common stock, par value $0.001 per share	$419,433	$—	$419,433
Common stock payable	$66,250	$—	$66,250
Common stock subscription receivable	$(23,750)	$—	$(23,750)
Additional paid-in capital	$41,171,311	$390,275	$41,561,586
Accumulated deficit	$(42,132,662)	$(470,515)	$(42,603,177)
Total Stockholders’ Deficit	$(489,418)	$(85,240)	$(574,658)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,206,350	$(2,538)	$1,203,812

The impact of the restatement on the line items within the previously reported Condensed Unaudited Statement of Operations for the three months ended January 31, 2024, previously filed is as follows:

Statement of Operations for the three months ended January 31, 2024	As Previously Reported	Adjustment	As Restated

Revenue	$—	$—	$—
Cost of goods sold	$—	$—	$—
Gross Profit	$—	$—	$—

Operating expenses
General and administrative expenses	$482,869	$(18,864)	$464,005
Depreciation and amortization	$33,283	$3,153	$36,436
Total Operating Expenses	$516,152	$(15,711)	$500,441
Other Income (Expenses)
Interest income	$367	(67)	$300
Interest expense	$(6,932)	—	$(6,932)
Total Other (Expenses)	$(6,565)	(67)	$(6,632)
Loss from Operations	$(522,717)	$15,644	$(507,073)
Net Loss	$(522,717)	$15,644	$(507,073)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.00)	$—	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	419,389,590	—	419,389,590

 The impact of the restatement on the line items within the previously reported Condensed Unaudited Statement of Changes in Stockholders’ Deficit for the three months ended January 31, 2024, previously filed is as follows:

Changes in Statement of Stockholders' Deficit for the three months ended January 31, 2024	As Previously Reported	Adjustment	As Restated
Beginning Additional Paid-in Capital - Balance at October 31, 2023	$41,079,902	$390,275	$41,470,177
Beginning Accumulated Deficit - Balance at October 31, 2023	$(41,609,945)	$(486,159)	$(42,096,104)
Beginning Total Stockholders Deficit - Balance at October 31, 2023	$(92,201)	(100,884)	(193,085)
Series A preferred issued pursuant to patent agreement, shares	10,000,000	(5,000,000)	5,000,000
Series A preferred issued pursuant to patent agreement, amount	$10,000	$(5,000)	$5,000
Net loss for the three months ended January 31, 2024	$(522,717)	$15,644	$(507,073)
Ending Additional paid in capital - - Balance at January 31, 2024	$41,171,311	$390,275	$41,561,586
Ending Accumulated Deficit - Balance at January 31, 2024	$(42,132,662)	$(470,515)	$(42,603,177)
Ending Total Stockholders Deficit - Balance at January 31, 2024	$(489,418)	$(85,240)	$(574,658)

The impact of the restatement on the line items within the previously reported Condensed Unaudited Statement of Cash Flows for the three months ended January 31, 2024, previously filed is as follows:

Statement of Cash Flows for the three months ended January 31, 2024	As Previously Reported	Adjustment	As Restated
Cash Flow from Operating Activities
Net loss	$(522,717)	$15,644	$(507,073)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$33,283	$3,153	$36,436
Amortization of right-to-use asset	$—	4,548	4,548
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	$3,219	$(21,560)	$(18,341)
Increase/(Decrease) in accrued interest payable	$6,931	$—	$6,931
Increase in lease vendor payable	$—	—	—
(Increase) of right-to-use asset	$—	(87,104)	(87,104)
Increase (Decrease) in lease liabilities	$—	82,702	82,702
Increase (Decrease) in payroll taxes	$(14,802)	—	(14,802)
Net Cash Used in Operating Activities	$(494,086)	$(2,617)	$(496,703)

Cash Flows from Financing Activities
Proceeds from related party advances	$265,585	$—	$265,585
Proceeds from security deposits	$100,000	$—	$100,000
Proceeds from sale of common stock subscription payable	$33,999	$—	$33,999
Proceeds from sale of common stock	$91,501	$—	$91,501
Net Cash Provided by Financing Activities	$491,085	$—	$491,085

Cash Flows from Investing Activities
Purchase of property and equipment	$(130,385)	$2,550	$(127,835)
Purchase of long term asset	$(32,904)	$—	$(32,904)
Net Cash Used in Investing Activities	$(163,289)	$2,550	$(160,739)

Net increase (decrease) in cash	$(166,290)	$(67)	$(166,357)
Cash at beginning of period	$235,159	$—	$235,159
Cash at end of period	$68,869	$(67)	$68,802

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Record right-to-use asset and lease liability per ASC 842	$—	$87,104	$87,104

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended January 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 31, 2025, and October 31, 2024, the Company did not hold any investments that qualify as cash equivalents. Therefore, the cash and cash equivalents line item in the balance sheet solely comprises cash.

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

During the three months ended January 31, 2025 and 2024, the Company did not generate any revenue.

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

NOTE 4 – GOING CONCERN

On January 31, 2025, we had an accumulated deficit of $44,960,664. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the issuance of these financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2025	October 31, 2024
Vehicles	$60,702	$60,702
Small equipment	$32,943	$32,943
Large equipment	1,271,108	1,093,166
Property and Equipment, Gross	$1,364,753	$1,186,811
Less: Accumulated depreciation	(239,525)	(191,913)
Property and Equipment, Net	$1,125,228	$994,898

Depreciation expenses for the three months ended January 31, 2025 and 2024 were $47,612 and $32,246, respectively.

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

As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. As of January 31, 2025, the right-of-use asset was $107,740 and operating lease liabilities were $109,286. The operating lease liabilities consist of a current portion of $58,041 and a non-current portion of $51,245. The weighted average remaining lease term was 1.83 years and the weighted average discount rate was 4.14%.

Remaining lease term as of January 31, 2025:

Year	Operating Lease Payment
2024	$—
2025	$45,682
2026 and above	$65,986
Total Payments	$111,668

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

During the quarter ended January 31, 2025, the Company entered into a Stock Subscription Agreement with accredited investors (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 29,293 shares of its common stock, $0.001 par value per share, (“common stock”) for an aggregate cash purchase price of $15,000. The proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

During the quarter ended January 31, 2025, the Company's Board of Directors granted approval for the issuance of 16,125,000 shares of our common stock valued at $265,502, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act.

As of January 31, 2025 and October 31, 2024, the Company had 75,592,158 and 419,437,865 shares of common stock issued and outstanding, respectively.

Stock Receivable

As of January 31, 2025 and October 31, 2024, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

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

Stock Payable

As of January 31, 2025, the Company sold 15,250 shares of common stock under its Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $15,250 has been classified as common stock payable.

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

As of January 31, 2025, and October 31, 2024, the Company had 5,000,000 and 5,000,000 shares of Series A preferred stock issued and outstanding, respectively.

Series B Preferred Stock

The Company is authorized to issue 500,000 shares of Series B preferred stock, par value $0.001.

On January 2, 2025, the Company entered into a Share Exchange Agreement with Donald Owens, the Company’s CEO and Chairman. Pursuant to the agreement, Donald Owens exchanged 245,000,000 shares of the Company’s common stock for 245,000 shares of Series B Preferred Stock. On January 9, 2025, 245,000,000 shares of common stock held by Donald Owens were cancelled, and 245,000 shares of Series B Preferred Stock were issued to Donald Owens.

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

As of January 31, 2025, and October 31, 2024, the Company had 360,000 and 0 shares of Series B preferred stock issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

On November 19, 2021, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of December 19, 2022. The Company agreed to issue 20,000,000 shares of its common stock for settlement of the $20,000 note payable dated November 19, 2021 to HNO Green Fuels. The note matured on December 19, 2022 and the $20,000 principal was settled on December 26, 2022 with the issuance of these shares. The shares are ‘restricted securities’ under Rule 144 and the issuance of the shares was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended. The accrued interest of $436 due in connection with this note was paid in full on August 21, 2024.

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of January 1, 2023. During the year ended October 31, 2023, $65,000 of principal was repaid. On January 17, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. On August 21, 2024, the Company paid $27,517 in accrued interest. At January 31, 2025, there is $435,000 of principal and $2,193 of accrued interest due on this note.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030. At January 31, 2025, there is $590,000 of principal and $31,553 of accrued interest due on this note.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of October 31, 2023. On January 17, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. On August 21, 2024, the Company paid $2,090 in accrued interest. At January 31, 2025, there is $50,000 of principal and $252 of accrued interest due on this note.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of November 20, 2023. On January 17, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. On August 21, 2024, the Company paid $2,033 in accrued interest. At January 31, 2025, there is $50,000 of principal and $252 of accrued interest due on this note.

On March 1, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of March 1, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. On August 21, 2024, the Company paid $1,671 in accrued interest. At January 31, 2025, there is $50,000 of principal and $252 of accrued interest due on this note.

On March 8, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of March 8, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. On August 21, 2024, the Company paid $1,652 in accrued interest. At January 31, 2025, there is $50,000 of principal and $252 of accrued interest due on this note.

On March 23, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of March 23, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. On August 21, 2024, the Company paid $1,611 in accrued interest. At January 31, 2025, there is $50,000 of principal and $252 of accrued interest due on this note.

On April 3, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of April 3, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. On August 21, 2024, the Company paid $1,581 in accrued interest. At January 31, 2025, there is $50,000 of principal and $252 of accrued interest due on this note.

On April 13, 2023, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of April 13, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. On August 21, 2024, the Company paid $621 in accrued interest. At January 31, 2025, there is $20,000 of principal and $101 of accrued interest due on this note.

On April 17, 2023, the Company issued a note payable in the amount of $30,000 to HNO Green Fuels, of which Donald Owens is Chief Executive Officer. This note bears an interest rate of 2% per annum and had a maturity date of April 17, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. On August 21, 2024, the Company paid $787 in accrued interest. At January 31, 2025, there is $30,000 of principal and $290 of accrued interest due on this note.

On August 21, 2024, the Company repaid accrued interest of $40,000 to HNO Green Fuels.

As of January 31, 2025 and October 31, 2024, these current and long-term notes payable had an aggregate outstanding balance of $1,375,000.

As of January 31, 2025 and October 31, 2024, the Company has recorded $35,776 and $28,845, respectively in accrued interest in connection with these notes in the accompanying financial statements.

Advances from Related Party

During the year ended October 31, 2024, Donald Owens, the Company's Chairman of the Board of Directors, advanced $950,585 to the Company to cover operating expenses.

During the year ended October 31, 2024, HNO Green Fuels, Inc., advanced $10,000 to the Company to cover operating expenses.

During the three months ended January 31, 2025, Donald Owens, the Company's Chairman of the Board of Directors, advanced $16,000 to the Company to cover operating expenses.

During the three months ended January 31, 2025, HNO Green Fuels, Inc., advanced $343,000 to the Company to cover operating expenses.

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

The balance of the SAFE on December 6, 2023, was $136,725. Following the termination of the SAFE, the amount previously recorded under the SAFE was reclassified, and the intellectual property associated with the CHRS is now fully owned and recognized as a long-term intangible asset on HNO International, Inc.'s balance sheet. This long-term asset is solely the intellectual property associated with the CHRS and does not include any physical equipment.

Amortization

The intellectual property associated with the CHRS is being amortized over a useful life of five years, beginning on December 6, 2023. The amortization expense for the three months ended January 31, 2025 is $6,836, recognizing the straight-line amortization of the asset over the remaining useful life.

	Useful Life (years)	January 31, 2025	October 31, 2024
Long term asset	5	$136,725	$136,725
Less: Accumulated amortization		(31,535)	(24,699)
Long term asset, net		$105,190	$112,026

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

Termination of Patent Purchase Agreement

On March 13, 2025, the Company and Donald Owens mutually agreed to terminate the Patent Purchase Agreement as of January 24, 2023. As part of the termination, the patents were returned to Mr. Owens, and the 5,000,000 shares of Series A Preferred Stock were canceled. See Note 2 – Correction of Previously Issued Financial Statements. A copy of the Termination Agreement was attached to the Company’s Annual Report on Form 10-K as Exhibit 10.27.

NOTE 13 – TERMINATION OF PROPERTY ACQUISITION AGREEMENT

On August 28, 2023, the Company entered into a Purchase and Sale Agreement (the “PSA”) with TCF Elrod, LLC. Pursuant to the PSA, the Company agreed to purchase property located in Harris County, Texas, including real property, improvements, development rights, and a lease. The purchase price for the property was $10,800,000. In connection with the PSA, the Company deposited $100,000 in earnest money, which was applied towards the purchase price of the sale proceeds as planned. Although the earnest money was non-refundable, the PSA provided for return of the deposit under certain conditions, including the failure to satisfy specific contingencies. When such conditions were not met, the Company chose to exercise its right to terminate the PSA. As a result, TCF Elrod, LLC refunded the $100,000 earnest money deposit to the Company on December 4, 2023.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through April 9, 2025, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

On April 7, 2025, the Company entered into a Legal Services Agreement with Newlan Law Firm, PLLC, pursuant to which the Company issued a $45,000 principal amount convertible promissory note in payment of legal services. This convertible promissory note is convertible any time beginning 180 days from its issue date, bears interest at 8% per annum and is due in April 2026. The conversion price under this convertible promissory note is equal to 75% of the closing price of the Company’s common stock on the trading day immediately preceding the date of conversion.

Common Stock Issued

The Company entered into Stock Subscription Agreements with accredited investors (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended), whereby the Company privately sold a total of 4,558,333 shares of its common stock, $0.001 par value per share (“common stock”), for a cash purchase price of $527,500. The Company issued 1,500,000 shares on February 19, 2025, 125,000 shares on February 26, 2025, 500,000 shares on February 28, 2025, 75,000 shares on March 3, 2025, 1,333,333 shares on March 10, 2025, 300,000 shares on March 12, 2025, 250,000 shares on March 14, 2025, 50,000 shares on March 17, 2025, 350,000 shares on March 20, 2025 and 75,000 shares on March 26, 2025 as ‘restricted securities’ under Rule 144 of the Securities Act. The proceeds from the sale of common stock will be used for operating capital.

Termination of Patent Purchase Agreement

On March 13, 2025, the Company and Donald Owens mutually agreed to terminate the Patent Purchase Agreement as of January 24, 2023. As part of the termination, the patents were returned to Mr. Owens, and the 5,000,000 shares of Series A Preferred Stock were canceled. A copy of the Termination Agreement was attached to the Company’s Annual Report filed on Form 10-K as Exhibit 10.27.

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

Results of Operations

For the three months ended January 31, 2025 and 2024

Revenue

For the three months ended January 31, 2025 and January 31, 2024, we generated no revenue.

Operating Expenses

Operating expenses for the three months ended January 31, 2025, were $627,406 compared to $500,441 for the same period in 2024. This increase is attributable to the Company’s efforts to expand operations.

Net Loss

Net loss for the three months ended January 31, 2025, was $634,338 compared to a net loss of $507,073 during the same period in 2024.

General and Administrative, and Contract Labor Expenses

General and Administrative, and Contract Labor expenses were $302,105 for the three months ended January 31, 2025, as compared to $464,005 during the same period in 2024. Operating expenses changed due to the Company’s efforts to streamline operations and reduce overhead costs.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended January 31, 2025 of $634,338 and had an accumulated deficit of $44,960,664 at January 31, 2025. At January 31, 2025, we had a cash balance of $47,900, compared to a cash balance of $20,255 at October 31, 2024. At January 31, 2025, the working capital deficit was $2,448,140, compared to a working capital deficit of $1,969,965 at October 31, 2024. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

For the Three months Ended January 31, 2025 and 2023

The following table summarizes our cash flows for the periods indicated below:

	For the Three months Ended January 31, 2025	For the Three months Ended January 31, 2024
Cash Used in Operating Activities	$(168,402)	$(496,703)
Cash Provided by Financing Activities	374,000	491,085
Net cash used in investing activities	$(177,943)	$(160,739)

Cash Used in Operating Activities

During the three months ended January 31, 2025, cash used in operating activities amounted to $(168,412), primarily reflecting our net loss of $(634,338). This impact was partially offset by non-cash charges, including depreciation and amortization of $54,449 and share-based compensation totaling $265,502. Additionally, there was an increase in accounts payable of $121,146, an increase in accrued payroll of $17,476, and an increase in accrued interest payable of $6,931.

During the three months ended January 31, 2024, cash used in operating activities totaled $(496,703), primarily reflecting our net loss of $(507,073). This was offset by non-cash charges such as depreciation and amortization amounting to $36,436. Additionally, there was an increase in accrued interest payable and a decrease in payroll taxes, contributing to the overall cash movements during the period.

Cash Used in Financing Activities

During the three months ended January 31, 2025, cash provided by financing activities was $374,000, which consisted of proceeds from related party advances of $359,000, proceeds from the sale of common stock and proceeds from the sale of common stock of $15,000.

During the three months ended January 31, 2024, cash provided by financing activities was $491,085, which consisted of proceeds from related party advances of $365,585 and proceeds from the sale of common stock of $125,500.

Cash Provided by Investing Activities

During the three months ended January 31, 2025, cash used in investing activities was $(177,943), which consisted of the purchase of property and equipment and long-term assets.

During the three months ended January 31, 2024, cash used in investing activities was $(160,739), which consisted of the purchase of plant and equipment and the purchase long term asset.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended January 31, 2025, the Company incurred a net loss of $634,338 and used cash in operating activities of $168,412, and on January 31, 2025, had stockholders’ deficit of $1,751,227. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

OUTSTANDING SHARE DATA

As of January 31, 2025, the following securities were outstanding:

Common stock: 75,592,158 shares

Series A Preferred Stock: 5,000,000

Series B Preferred Stock: 360,000

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2025, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table includes all unregistered sales of securities made by the Company during the quarter ended January 31, 2025:

Date	Name	Consideration	Securities	Exemption from Registration
11/13/2024	Grishmeshwar Prasad Sinha	Cash	11,111	Rule 506 (b) of Regulation D
12/5/2024	Dharunkumar Sadasivam	Cash	9,091	Rule 506 (b) of Regulation D
1/7/2025	Dharunkumar Sadasivam	Cash	9,091	Rule 506 (b) of Regulation D

No commissions were paid in connection with the sales of securities above. Proceeds from the sale of common stock were applied toward operating capital to support the Company's operations.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended January 31, 2025.

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

HNO INTERNATIONAL INC.

April 17, 2025	By: /s/ Donald Owens Donald Owens, Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

******

