Form 10-Q
period 2025-04-30
HNO International, Inc.
filed 2025-06-23
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 20, 2025, the registrant had 83,850,491 outstanding shares of Common Stock.

2

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

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2025

4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS (Unaudited)
	April 30,	October 31,
	2025	2024
ASSETS
Current Assets
Cash	$72,614	$20,255
Accounts receivable	8,450	—
Total Current Assets	81,064	20,255

Non-Current Assets
Property and equipment, net	1,466,535	994,898
Long term asset, net	—	112,026
Right-of-use asset	93,496	121,805
Total Non-Current Assets	1,560,031	1,228,729
TOTAL ASSETS	$1,641,095	$1,248,984

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$430,758	$138,029
Accrued payroll	8,881	17,762
Accrued interest payable	42,709	28,845
Lease liability	58,989	57,062
Payroll tax	2,838	2,838
Advances, related party	1,319,585	960,585
Convertible note payable, at fair value	59,985	—
Customer deposits	99	99
Notes payable, related party	785,000	785,000
Total Current Liabilities	2,708,844	1,990,220

Non-Current Liability
Lease liability	36,044	66,155
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	626,044	656,155
Total Liabilities	3,334,888	2,646,375

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	5,000	5,000
Series B, par value $0.001 per share; 500,000 shares authorized; 360,000 and 0 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	360	—
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 80,150,491 and 419,437,865 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	80,150	419,438
Common stock payable	15,250	15,250
Common stock subscription receivable	(13,750)	(13,750)
Additional paid-in capital	43,649,927	42,502,997
Accumulated deficit	(45,430,730)	(44,326,326)
Total Stockholders’ Deficit	(1,693,793)	(1,397,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,641,095	$1,248,984
The accompanying notes are an integral part of these condensed unaudited financial statements.
5

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Revenue	$43,708	$—	$43,708	$—
Cost of goods sold	—	—	—	—
Gross Profit	43,708	—	43,708	—

Operating expenses
Advertising and marketing	14,810	—	20,160	—
General and administrative expenses	314,323	526,635	881,930	990,641
Depreciation and amortization	57,539	42,631	111,988	79,067
Total Operating Expenses	386,672	569,266	1,014,078	1,069,708
Other Income (Expenses)
Interest income	5	5,192	5	5,492
Interest expense	(6,932)	(6,781)	(13,864)	(13,712)
Loss on fair value of convertible note	(14,985)	—	(14,985)	—
Loss on write-off of intangible asset	(105,190)	—	(105,190)	—
Total Other (Expenses)	(127,102)	(1,589)	(134,034)	(8,220)
Loss from Operations	$(470,066)	$(570,855)	$(1,104,404)	$(1,077,928)
Net Loss	$(470,066)	$(570,855)	$(1,104,404)	$(1,077,928)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	78,534,293	419,491,234	211,773,082	419,439,854

The accompanying notes are an integral part of these condensed unaudited financial statements.

6

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three months and six months ended April 30, 2025 and 2024 (As Restated) (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2023 (Restated)	5,000,000	$5,000	—	$—	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
Regulation A stock issuances	—	—	—	—	91,501	92	33,999	—	91,409	—	125,500
Net loss for the three months ended January 31, 2024	—	—	—	—	—	—	—	—	—	(507,073)	(507,073)
Balance at January 31, 2024 (Restated)	5,000,000	$5,000	—	$—	419,433,085	$419,433	$66,250	$(23,750)	$41,561,586	$(42,603,177)	$(574,658)
Regulation A stock issuances	—	—	—	—	120,400	120	13,250	—	120,280	—	133,650
Net loss for the three months ended April 30, 2024	—	—	—	—	—	—	—	—	—	(570,855)	(570,855)
Balance at April 30, 2024 (Restated)	5,000,000	$5,000	—	$—	419,553,485	$419,553	$79,500	$(23,750)	$41,681,866	$(43,174,032)	$(1,011,863)

Balance at October 31, 2024	5,000,000	$5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$42,502,997	$(44,326,326)	$(1,397,391)
Regulation D stock issuances	—	—	—	—	29,293	29	—	—	14,971	—	15,000
Shares cancelled as per exchange agreement	—	—	—	—	(360,000,000)	(360,000)	—	—	—	—	(360,000)
Series B preferred stock issuances	—	—	360,000	$360	—	—	—	—	359,640	—	360,000
Share based compensation	—	—	—	—	16,125,000	16,125	—	—	249,377	—	265,502
Net loss for the three months ended January 31, 2025	—	—	—	—	—	—	—	—	—	(634,338)	(634,338)
Balance at January 31, 2025	5,000,000	$5,000	360,000	$360	75,592,158	$75,592	$15,250	$(13,750)	$43,126,985	$(44,960,664)	$(1,751,227)
Regulation D stock issuances	—	—	—	—	4,558,333	4,558	—	—	522,942	—	527,500
Net loss for the three months ended April 30, 2025	—	—	—	—	—	—	—	—	—	(470,066)	(470,066)
Balance at April 30, 2025	5,000,000	$5,000	360,000	$360	80,150,491	$80,150	$15,250	$(13,750)	$43,649,927	$(45,430,730)	$(1,693,793)
The accompanying notes are an integral part of these condensed unaudited financial statements.
7

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended April 30,
	2025	2024
		(As Restated)
Cash Flow from Operating Activities
Net loss	$(1,104,404)	$(1,077,928)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,988	79,067
Legal services provided in exchange for convertible note	45,000	—
Loss on fair value of convertible note	14,985	—
Loss on write-off of intangible asset	105,190	—
Share based compensation	265,502	—
Changes in operating assets and liabilities:
Decrease in due from related party	—	56,392
(Increase) in accounts receivable	(8,450)	—
Increase in accrued interest receivable	—	(5,185)
Increase/(Decrease) in accounts payable	(106,116)	(6,245)
Increase/(Decrease) in accrued payroll	(8,881)	—
Increase/(Decrease) in accrued interest payable	13,864	13,712
Increase in lease vendor payable	—	498
Operating lease ROU assets and lease liabilities, net	125	568
(Decrease) increase in payroll taxes	—	(14,802)
Net Cash Used in Operating Activities	(671,197)	(953,923)

Cash Flows from Financing Activities
Proceeds from related party advances	509,000	710,585
Repayment of related party advances	(150,000)	—
Proceeds from security deposits	—	100,000
Proceeds from sale of common stock subscription payable	—	47,249
Proceeds from sale of common stock	542,500	211,901
Net Cash Provided by Financing Activities	901,500	1,069,735

Cash Flows from Investing Activities
Purchase of property and equipment	(177,944)	(184,227)
Purchase of long term asset	—	(89,285)
Net Cash Used in Investing Activities	(177,944)	(273,512)

Net increase (decrease) in cash	52,359	(157,700)
Cash at beginning of period	20,255	235,159
Cash at end of period	$72,614	$77,459

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Acquired property and equipment remaining in accounts payable	$398,845	$—
Common stock cancellation per share exchange agreement	$(360,000)	$—
Series B preferred stock issuance per exchange agreement	$360,000	$—
Record right-to-use asset and lease liability per ASC 842	$—	$167,749
Convertible note issued in exchange for legal services, recorded at fair value	$59,985	$—
The accompanying notes are an integral part of these condensed unaudited financial statements.
8

HNO INTERNATIONAL, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2025

NOTE 1 – ORGANIZATION AND BASIS OF ACCOUNTING

Organization

HNO International, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2005.

The Company specializes in the design, integration, and development of green hydrogen-based clean energy technologies. The Company is committed to providing scalable products that help businesses and communities decarbonize, reduce emissions, and cut operational costs. HNO stands for Hydrogen and Oxygen. The Company is at the forefront of developing innovative solutions, such as the Compact Hydrogen Refueling System (CHRS) and the Compact Hydrogen Production System (CHPS), which can be used to produce hydrogen for various applications including fuel cell electric vehicles, hydrogen internal combustion engines, heating and cooking applications. The CHPS is highly scalable, capable of producing 100-2,000 (or more) kilograms of hydrogen per day for commercial use in various applications. In addition, the Company develops energy systems that complement the zero-emissions EV infrastructure, reduce harmful emissions, and cut maintenance costs of commercial diesel fleets. By integrating components from leading industry partners, the Company aims to transition fossil fuels to cleaner alternatives and promote lower emissions.

NOTE 2 –FINANCIAL STATEMENT RESTATEMENT

In connection with the Company’s re-audit of its financial statements for the year ended October 31, 2023, the Company’s management, in consultation with its independent registered public accounting firm, identified corrections to the valuation of service stock issued during the year ended October 31, 2023, and the termination of the patent agreement entered into on January 24, 2023. The corrections made that impact the condensed financial statements for the quarter ended April 30, 2024, are summarized as follows:

  Stock Price Valuation Adjustment: The valuation of the stock price was adjusted from $0.001 to $0.23 and there was an increase in share-based compensation reflecting the revised valuation of stock.
  Equity Adjustments: There was a corresponding increase in additional paid-in capital and an adjustment in the accumulated deficit to reflect the revised stock valuation and related share-based compensation.
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
  The restatement includes the initial recognition of right-of-use assets and corresponding lease liabilities on the balance sheet to properly reflect lease accounting in accordance with ASC 842.

These adjustments have been reflected in the restated financial statements for the quarter ended April 30, 2024.

Impact of the Restatement

The impact of the restatement on the financial statements for the affected period is presented below. In addition to the below, the related notes to the financial statements have also been adjusted as appropriate to reflect the impact of the restatement.

The impact of the restatement on the line items within the previously reported Condensed Unaudited Statement of Operations for the three and six months ended April 30, 2024, previously filed is as follows:

Statement of Operations for the three months ended April 30, 2024	As Previously Reported	Adjustment	As Restated

Revenue	$—	$—	$—
Cost of goods sold	$—	$—	$—
Gross Profit	$—	$—	$—

Operating expenses
General and administrative expenses	$526,635	$—	$526,635
Depreciation and amortization	$36,809	$5,822	$42,631
Total Operating Expenses	$563,444	$5,822	$569,266
Other Income (Expenses)
Interest income	$5,192	$—	$5,192
Interest expense	$(6,781)	$—	$(6,781)
Total Other (Expenses)	$(1,589)	$—	$(1,589)
Loss from Operations	$(565,033)	$(5,822)	$(570,855)
Net Loss	$(565,033)	$(5,822)	$(570,855)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.00)	$—	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	419,491,234	—	419,491,234

Statement of Operations for the six months ended April 30, 2024	As Previously Reported	Adjustment	As Restated

Revenue	$—	$—	$—
Cost of goods sold	$—	$—	$—
Gross Profit	$—	$—	$—

Operating expenses
General and administrative expenses	$1,009,505	$(18,864)	$990,641
Depreciation and amortization	$70,092	$8,975	$79,067
Total Operating Expenses	$1,079,597	$(9,889)	$1,069,708
Other Income (Expenses)
Interest income	$5,492	$—	$5,492
Interest expense	$(13,712)	$—	$(13,712)
Total Other (Expenses)	$(8,220)	$—	$(8,220)
Loss from Operations	$(1,087,817)	$9,889	$(1,077,928)
Net Loss	$(1,087,817)	$9,889	$(1,077,928)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.00)	$—	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	419,439,854	—	419,439,854

The impact of the restatement on the line items within the previously reported Condensed Unaudited Statement of Changes in Stockholders’ Deficit for the three and six months ended April 30, 2024, previously filed is as follows:

Changes in Statement of Stockholders' Deficit for the three months ended April 30, 2024	As Previously Reported	Adjustment	As Restated
Beginning Additional Paid-in Capital - Balance at January 31, 2024	$41,171,311	$390,275	$41,561,586
Beginning Accumulated Deficit - Balance at January 31, 2024	$(42,132,662)	$(470,515)	$(42,603,177)
Beginning Total Stockholders’ Deficit - Balance at January 31, 2024	$(489,418)	$(85,240)	$(574,658)
Series A preferred issued pursuant to patent agreement, shares	10,000,000	(5,000,000)	5,000,000
Series A preferred issued pursuant to patent agreement, amount	$10,000	$(5,000)	$5,000
Net loss for the three months ended April 30, 2024	$565,033	$5,822	$570,855
Ending Additional paid in capital - Balance at April 30, 2024	$41,291,591	$390,275	$41,681,866
Ending Accumulated Deficit - Balance at April 30, 2024	$(42,697,762)	$(476,270)	$(43,174,032)
Ending Total Stockholders’ Deficit - Balance at April 30, 2024	$(920,868)	$(90,995)	$(1,011,863)

Changes in Statement of Stockholders' Deficit for the six months ended April 30, 2024	As Previously Reported	Adjustment	As Restated
Beginning Additional Paid-in Capital - Balance at October 31, 2023	$41,079,902	$390,275	$41,470,177
Beginning Accumulated Deficit - Balance at October 31, 2023	$(41,609,945)	$(486,159)	$(42,096,104)
Beginning Total Stockholders’ Deficit - Balance at October 31, 2023	$(92,201)	(100,884)	(193,085)
Series A preferred issued pursuant to patent agreement, shares	10,000,000	(5,000,000)	5,000,000
Series A preferred issued pursuant to patent agreement, amount	$10,000	$(5,000)	$5,000
Net loss for the six months ended April 30, 2024	$1,087,817	$(9,889)	$1,077,928
Ending Additional paid in capital - Balance at April 30, 2024	$41,291,591	$390,275	$41,681,866
Ending Accumulated Deficit - Balance at April 30, 2024	$(42,697,762)	$(476,270)	$(43,174,032)
Ending Total Stockholders’ Deficit - Balance at April 30, 2024	$(920,868)	$(90,995)	$(1,011,863)

The impact of the restatement on the line items within the previously reported Condensed Unaudited Statement of Cash Flows for the six months ended April 30, 2024, previously filed is as follows:

Statement of Cash Flows for the six months ended April 30, 2024	As Previously Reported	Adjustment	As Restated
Cash Flow from Operating Activities
Net loss	$(1,087,817)	$9,889	$(1,077,928)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$70,092	$8,975	$79,067
Changes in operating assets and liabilities:
Decrease in due from related party	$56,392	$—	$56,392
Increase in accrued interest receivable	$(5,185)	$—	$(5,185)
Increase/(Decrease) in accounts payable	$15,813	$(22,058)	$(6,245)
Increase/(Decrease) in accrued interest payable	$13,712	$—	$13,712
Increase in lease vendor payable	$—	$498	$498
Operating lease ROU assets and lease liabilities, net	$422	$146	$568
Increase (Decrease) in payroll taxes	$(14,802)	$—	$(14,802)
Net Cash Used in Operating Activities	$(951,373)	$(2,550)	$(953,923)

Cash Flows from Financing Activities
Proceeds from related party advances	$710,585	$—	$710,585
Proceeds from security deposits	$100,000	$—	$100,000
Proceeds from sale of common stock subscription payable	$47,249	$—	$47,249
Proceeds from sale of common stock	$211,901	$—	$211,901
Net Cash Provided by Financing Activities	$1,069,735	$—	$1,069,735

Cash Flows from Investing Activities
Purchase of property and equipment	$(186,777)	$2,550	$(184,227)
Purchase of long term asset	$(89,285)	$—	$(89,285)
Net Cash Used in Investing Activities	$(276,062)	$2,550	$(273,512)

Net increase (decrease) in cash	$(157,700)	$—	$(157,700)
Cash at beginning of period	$235,159	$—	$235,159
Cash at end of period	$77,459	$—	$77,459

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Record right-to-use asset and lease liability per ASC 842	$(149,662)	$(18,087)	$(167,749)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and six months ended April 30, 2025.

Out-of-Period Adjustment

During the three months ended April 30, 2025, the Company recorded an out-of-period adjustment to write off the full gross amount of a previously capitalized intangible asset related to the prototype Compact Hydrogen Refueling Station (“CHRS”). The asset was originally recorded at $136,725 following the conversion of a SAFE investment into intellectual property. Upon further evaluation, management determined that the asset did not meet the criteria for capitalization.

Management evaluated the error, both qualitatively and quantitatively, and concluded that the adjustment was not material to any prior interim or annual period. The Company recorded an expense of $105,190, presented as “Loss on write-off of intangible asset” within other expenses for the quarter ended April 30, 2025. The remaining balance of the gross asset and related accumulated amortization were removed from the balance sheet as part of the adjustment. The previously recorded amortization from earlier periods was not reversed and remains reported in those respective periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2025, and October 31, 2024, the Company did not hold any investments that qualify as cash equivalents. Therefore, the cash and cash equivalents line item in the balance sheet solely comprises cash.

The Company maintains its cash balances at financial institutions, which at times may exceed federally insured limits. While the Company monitors the credit quality of its banking institutions, cash balances in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits expose the Company to a certain degree of credit risk in the event of the financial institutions' failure.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity instrument awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected employees and consultants. Compensation for stock-based awards is recognized as a non-cash expense on the statement of operations. The expense associated with these awards is recorded based on the fair value on the date of grant, as determined using a pricing model commensurate with the terms of the award. This cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same income statement lines as cash compensation for the consultants and employees who receive the awards, currently included in general and administrative expenses on the statement of operations as the Company does not allocate compensation costs to Costs of Goods Sold. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

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

The Company follows the provisions of ASC 740, Income Taxes, related to accounting for uncertainty in income taxes. ASC 740 prescribes a recognition threshold and measurement process for uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination by the relevant taxing authorities. The Company had no unrecognized tax benefits as of April 30, 2025 and October 31, 2024, and does not anticipate any significant changes in unrecognized tax benefits within the next 12 months.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

In certain arrangements where the Company facilitates the provision of goods or services provided by a third party, and does not take control of those goods or services, revenue is recognized on a net basis, limited to the margin or fee earned, consistent with the Company’s role as an agent under ASC 606-10-55-36 through 55-40.

During the three months ended April 30, 2025, the Company recognized $43,708 in revenue related to the facilitation of delivery of hydrogen refueling equipment and related services. Based on its evaluation of the arrangement, the Company determined that it acted as an agent with respect to the facilitation of delivery of equipment, as it did not obtain control of the goods and the third-party vendor delivered directly to the customer. As a result, revenue was recognized on a net basis, excluding gross billings and associated third-party costs, in accordance with ASC 606.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable as common stock equivalents. As the Company is currently presenting net losses the weighted-average number of common shares outstanding excludes potential common stock equivalents because their inclusion would be anti-dilutive.

Property and Equipment

Property and equipment are carried at cost and, less accumulated depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the statement of operations in the year of disposal. The Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The Company’s property and equipment consists of specialized hydrogen equipment, related processing systems, and vehicles. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Small equipment is depreciated over 3 years, vehicles are depreciated over 4 years, and large equipment is depreciated over 7 years.

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

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments.

The Company’s convertible promissory note issued on April 7, 2025, is classified as a liability and measured at fair value on a recurring basis in accordance with ASC 480, Distinguishing Liabilities from Equity, as the instrument requires settlement in a variable number of shares for a fixed monetary amount. The fair value of the convertible note was determined based on the conversion terms and observable market price of the Company’s common stock.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured at fair value on a recurring basis as of April 30, 2025 were as follows:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Convertible note payable	59,985	—	—	59,985
Total liabilities	$59,985	$—	$—	$59,985

NOTE 4 – GOING CONCERN

On April 30, 2025, we had an accumulated deficit of $45,430,730. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2025	October 31, 2024
Vehicles	$60,702	$60,702
Small equipment	32,943	32,943
Large equipment	1,669,953	1,093,166
Property and Equipment, Gross	$1,763,598	$1,186,811
Less: Accumulated depreciation	(297,064)	(191,913)
Property and Equipment, Net	$1,466,534	$994,898

Depreciation expenses for the six months ended April 30, 2025 and 2024 were $105,151 and $68,041, respectively.

NOTE 6 – LEASES

Operating leases

The Company has an operating lease agreement for office space in Murrieta, California, expiring on November 30, 2026.

On November 18, 2020, the Company entered into a lease commencing on December 1, 2020, and ending on November 30, 2023, for the office spaces located at 41558 Eastman Drive, Suites B and C, Murrieta, California 92562. The monthly rent was $4,183. Both suites are approximately 2,088 square feet of space. The Company’s principal executive office is located at 41558 Eastman Drive, Suite B, Murrieta, California 92562. Suite C is utilized for testing and research equipment.

On November 14, 2023, the lease for Suite B was extended for 36 months to November 30, 2026. The monthly rental amount for Suite B was $2,501 for the period from December 1, 2023, to November 30, 2024, with an increase to $2,573 for the period from December 1, 2024, to November 30, 2025, and an increase to $2,647 for the period from December 1, 2025, to November 30, 2026.

On January 4, 2024, the lease for Suite C was extended for 34 months to November 30, 2026. The monthly rental amount for Suite C is $2,434 for the period from February 1, 2024, to November 30, 2024, with an increase to $2,506 for the period from December 1, 2024, to November 30, 2025, and an increase to $2,555 for the period from December 1, 2025, to November 30, 2026.

The Company determined the above office space leases and related extensions are classified as operating leases under ASC 842. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use ("ROU") assets based on the present value of the minimum rental payments of such leases.

As the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. As of April 30, 2025, the ROU asset was $93,496 and operating lease liabilities were $95,033. The operating lease liabilities consist of a current portion of $58,989 and a non-current portion of $36,044. The weighted average remaining lease term was 1.58 years and the weighted average discount rate was 4.14%.

Remaining lease term as of April 30, 2025:

Year	Operating Lease Payment

2025	$30,455
2026 and above	$65,986
Total Payments	$96,441

NOTE 7 – COMMON STOCK

The Company is authorized to issue 985,000,000 shares of common stock, par value $0.001.

Stock Issued

During the quarter ended January 31, 2024, the Company issued 74,500 shares of common stock for $74,500 in cash under its Regulation A offering, qualified by the SEC on May 3, 2023. The Company also issued 17,001 Regulation A shares previously classified as common stock payable and sold 51,000 Regulation A shares, classified as $51,000 common stock payable.

During the quarter ended April 30, 2024, the Company issued 69,400 shares of common stock for $69,400 in cash under its Regulation A offering, qualified by the SEC on May 3, 2023. The Company also issued 51,000 Regulation A shares previously classified as common stock payable and sold 64,250 Regulation A shares, classified as $64,250 common stock payable.

During the quarter ended January 31, 2025, the Company entered into a Stock Subscription Agreement with accredited investors (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 29,293 shares of its common stock for an aggregate cash purchase price of $15,000. The proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

During the quarter ended January 31, 2025, the Company's Board of Directors granted approval for the issuance of 16,125,000 shares of our common stock valued at $265,502, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act.

During the quarter ended April 30, 2025, the Company entered into Stock Subscription Agreements with accredited investors (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 4,558,333 shares of its common stock, for a cash purchase price of $527,500. The proceeds from the sale of common stock will be used for operating capital.

Stock Receivable

As of April 30, 2025 and October 31, 2024, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

Stock Payable

As of April 30, 2025, the Company sold 15,250 shares of common stock under its Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $15,250 has been classified as common stock payable.

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001.

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, par value $0.001.

On January 24, 2023, the Company issued 5,000,000 shares of its Series A Preferred Stock to Donald Owens, the Company’s Chief Executive Officer (CEO) and Chairman, valued at $82,500 for patents. On March 13, 2025, the Company and Mr. Owens mutually agreed to terminate the Patent Purchase Agreement as of January 24, 2023. As part of the termination, the 5,000,000 shares of Series A Preferred Stock were canceled (see Note 11).

As of April 30, 2025, and October 31, 2024, the Company had 5,000,000 and 5,000,000 shares of Series A preferred stock issued and outstanding, respectively.

Series B Preferred Stock

The Company is authorized to issue 500,000 shares of Series B preferred stock, par value $0.001.

On January 2, 2025, the Company entered into a Share Exchange Agreement with the CEO. Pursuant to the agreement, the CEO exchanged 245,000,000 shares of the Company’s common stock for 245,000 shares of Series B Preferred Stock. On January 9, 2025, 245,000,000 shares of common stock held by Donald Owens were cancelled, and 245,000 shares of Series B Preferred Stock were issued to Donald Owens.

On January 2, 2025, the Company entered into a Share Exchange Agreement with HNO Green Fuels, Inc. (“HNO Green Fuels), a related party. Pursuant to the agreement, HNO Green Fuels exchanged 115,000,000 shares of the Company’s common stock for 115,000 shares of Series B Preferred Stock. On January 9, 2025, 115,000,000 shares of common stock held by HNO Green Fuels, Inc. were cancelled, and 115,000 shares of Series B Preferred Stock were issued to HNO Green Fuels, Inc.

As of April 30, 2025, and October 31, 2024, the Company had 360,000 and 0 shares of Series B preferred stock issued and outstanding, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, Inc. (HNO Green Fuels) of which the CEO of the Company is also the Chief Executive Officer of HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of January 1, 2023. During the year ended October 31, 2023, $65,000 of principal was repaid. On January 17, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At April 30, 2025, there is $435,000 of principal and $4,314 of accrued interest due on this note.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030. At April 30, 2025, there is $590,000 of principal and $34,430 of accrued interest due on this note.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of October 31, 2023. On January 17, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At April 30, 2025, there is $50,000 of principal and $496 of accrued interest due on this note.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of November 20, 2023. On January 17, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At April 30, 2025, there is $50,000 of principal and $496 of accrued interest due on this note.

On March 1, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of March 1, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At April 30, 2025, there is $50,000 of principal and $496 of accrued interest due on this note.

On March 8, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of March 8, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At April 30, 2025, there is $50,000 of principal and $496 of accrued interest due on this note.

On March 23, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of March 23, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At April 30, 2025, there is $50,000 of principal and $496 of accrued interest due on this note.

On April 3, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of April 3, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At April 30, 2025, there is $50,000 of principal and $496 of accrued interest due on this note.

On April 13, 2023, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of April 13, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At April 30, 2025, there is $20,000 of principal and $198 of accrued interest due on this note.

On April 17, 2023, the Company issued a note payable in the amount of $30,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of April 17, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At April 30, 2025, there is $30,000 of principal and $436 of accrued interest due on this note.

As of April 30, 2025 and October 31, 2024, these current and long-term notes payable had an aggregate outstanding balance of $1,375,000.

As of April 30, 2025 and October 31, 2024, the Company has recorded $42,354 and $28,718, respectively in accrued interest in connection with these notes in the accompanying condensed unaudited financial statements.

Advances from Related Party

During the year ended October 31, 2024, the Company’s CEO, advanced $950,585 to the Company to cover operating expenses.

During the year ended October 31, 2024, HNO Green Fuels advanced $10,000 to the Company to cover operating expenses.

During the three months ended January 31, 2025, the Company’s CEO, advanced $16,000 to the Company to cover operating expenses.

During the three months ended January 31, 2025, HNO Green Fuels, advanced $343,000 to the Company to cover operating expenses.

During the three months ended April 30, 2025, the Company repaid $20,000 to Donald Owens as partial repayment of previously advanced funds.

During the three months ended April 30, 2025, HNO Green Fuels advanced an additional $150,000 and the Company repaid $130,000 as partial repayment of previously advanced funds.

As of April 30, 2025 and October 31, 2024, related party advances had an outstanding balance of $1,319,585 and $960,585, respectively.

NOTE 10 – CONVERTIBLE PROMISSORY NOTE

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

On the issuance date, April 7, 2025, the Company determined the fair value of the note to be $59,985 and recorded the full amount as a liability. The excess of $14,985 over the $45,000 principal amount was recognized as a loss on fair value of convertible note in the condensed statements of operations.

As of April 30, 2025, the Company would have accrued $227 in interest based on the 8% per annum rate applied to the $45,000 principal balance. This amount was not required to be recorded separately due to the fair value measurement of the convertible promissory note.

Following is the maturity schedule for the Company’s convertible notes payable as of April 30, 2025:

Fiscal year ended October 31,	Amount Due
2025	$—
2026	$45,000

NOTE 11 – TERMINATION OF PATENT AGREEMENT

Patent Purchase Agreement

On January 24, 2023, the Company entered into a Patent Purchase Agreement with the Company’s CEO, to acquire several patents related to hydrogen supplemental systems for on-demand hydrogen generation for internal combustion engines and a method and apparatus for increasing combustion efficiency and reducing particulate matter emissions in jet engines. In exchange for these patents, the Company issued 5,000,000 shares of its Series A Preferred Stock to Mr. Owens, valued at $82,500.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through June 20, 2025, which represents the date the financial statements were available to be issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Common Stock Issued

The Company entered into a Stock Subscription Agreement with an accredited investors (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended), whereby the Company privately sold a total of 3,700,000 shares of its common stock, $0.001 par value per share (“common stock”), for a cash purchase price of $185,000. The Company issued 500,000 shares on May 13, 2025, 1,000,000 shares on May 23, 2025, 400,000 shares on May 30, 2025, 300,000 shares on June 2, 2025, 1,000,000 on June 5, 2025 and 500,000 on June 18, 2025 as "restricted securities" under Rule 144 of the Securities Act. The Company intends to use the proceeds for general working capital purposes.

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

(iii) and the gasoline and diesel engine emissions and maintenance reduction product and services market;

(iv) decentralized clean power generation through the newly launched EcoFlare Power division, which captures and converts flared natural gas into electricity and hydrogen for data centers, Bitcoin mining, and industrial use; and

(v) distributed hydrogen infrastructure through the newly introduced HyGrid™ intelligent microgrid system, a solar-hydrogen hybrid platform enabling off-grid hydrogen production, storage, and refueling.

Results of Operations

For the three months ended April 30, 2025 and 2024

Revenue

For the three months ended April 30, 2025 and 2024, the Company recognized revenue of $43,708 and $0, respectively. Revenue in the current period was generated from the facilitation of the delivery of hydrogen equipment and related integration support. The Company concluded that it acted as an agent with respect to the equipment component of the arrangement, as it did not take control of the goods and the third-party supplier shipped directly to the customer. As a result, revenue was recognized on a net basis, limited to the Company’s retained margin.

Cost of Goods Sold

Cost of Goods Sold consists of direct expenses related to hydrogen engineering services and combustion solution projects, including materials, subcontracted labor, and other project-specific implementation costs. For the three months ended April 30, 2025 and 2024, total cost of sales was $0 and $0, respectively. The Company acted as an agent in facilitating delivery of certain hydrogen refueling equipment during the 2025 period and did not generate separate cost of goods sold.

Gross Profit

For the three months ended April 30, 2025 and 2024, gross profit was $43,708 and $0, respectively. The increase reflects revenue generated from the facilitation of the delivery of hydrogen equipment and integration support services. As the Company was acting as an agent with respect to the equipment delivered by a third-party vendor, no cost of goods sold was recognized, and gross profit equaled the margin retained.

Operating Expenses

General and administrative expenses were $314,323 for the three months ended April 30, 2025, compared to $526,635 during the same period in 2024, a decrease of $212,312. The decrease was due to reduced professional fees, lower consultant costs, and a general reduction in administrative overhead.

Depreciation and amortization expense increased by $14,908, totaling $57,539 for the three months ended April 30, 2025, compared to $42,631 for the three months ended April 30, 2024, due to depreciation associated with additional property and equipment acquired during the period.

Advertising and marketing expenses were $14,810 for the three months ended April 30, 2025, compared to $0 for the same period in 2024. The increase reflects expanded outreach efforts supporting the Company’s hydrogen engineering and combustion solutions.

Other Income (Expenses)

Other expenses increased from $1,589 for the three months ended April 30, 2024 to $127,102 for the period ended April 30, 2025, the increase primarily related to $14,985 loss on fair value of convertible note related to the issuance of a convertible note in exchange for legal services and $105,190 loss on the write-off of intangible asset as a result of an out-of-period adjustment due to the incorrect capitalization of costs associated with developed intellectual property.

Net Loss

Net loss for the three months ended April 30, 2025, was $470,066 compared to a net loss of $570,855 during the same period in 2024.

For the six months ended April 30, 2025 and 2024

Revenue

For the six months ended April 30, 2025 and 2024, the Company recognized revenue of $43,708 and $0, respectively. Revenue in the current period was generated from the facilitation of delivery of hydrogen equipment and related integration support. The Company concluded that it acted as an agent with respect to the equipment component of the arrangement, as it did not take control of the goods and the third-party supplier shipped directly to the customer. As a result, revenue was recognized on a net basis, limited to the Company’s retained margin. Cost of Goods Sold

Cost of Goods Sold consists of direct expenses related to hydrogen engineering services and combustion solution projects, including materials, subcontracted labor, and other project-specific implementation costs. For the six months ended April 30, 2025 and 2024, total cost of sales was $0 and $0, respectively. The Company acted as an agent in facilitating delivery of certain hydrogen refueling equipment during the 2025 period and did not generate separate cost of sales.

Gross Profit

For the six months ended April 30, 2025 and 2024, gross profit was $43,708 and $0, respectively. The increase reflects revenue generated from the facilitation of delivery of hydrogen equipment and integration support services. As the Company was acting as an agent with respect to the equipment delivered by a third-party vendor, no cost of goods sold was recognized, and gross profit equaled the margin retained.

Operating Expenses

General and administrative expenses were $881,930 for the six months ended April 30, 2025, compared to $990,641 during the same period in 2024, a decrease of $108,711. The current period included $265,502 of share-based compensation expense. No share-based compensation was recorded during the same period in 2024. Excluding share-based compensation, general and administrative expenses decreased by $374,213, primarily due to reduced professional fees, lower consultant costs, and a general reduction in administrative overhead.

Depreciation and amortization expense increased by $32,921 to $111,988 for the six months ended April 30, 2025, compared to $79,067 for the same period in 2024, reflecting depreciation on additions to property and equipment.

Advertising and marketing expenses were $20,160 for the six months ended April 30, 2025, compared to $0 for the same period in 2024. The increase reflects the Company’s expanded outreach and promotional activities supporting its hydrogen engineering and combustion solutions offerings.

Other Income (Expenses)

Other expenses increased from $8,220 for the six months ended April 30, 2024 to $134,034 for the period ended April 30, 2025, the increase primarily related to $14,985 loss on fair value of convertible note related to the issuance of a convertible note in exchange for legal services and $105,190 loss on the write-off of intangible asset as a result of an out-of-period adjustment due to the incorrect capitalization of costs associated with developed intellectual property.

Net Loss

Net loss for the six months ended April 30, 2025, was $1,104,404 compared to a net loss of $1,077,928 during the same period in 2024.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended April 30, 2025 of $470,066 and had an accumulated deficit of $45,430,730 at April 30, 2025. At April 30, 2025, we had a cash balance of $72,614, compared to a cash balance of $20,255 at October 31, 2024. At April 30, 2025, the working capital deficit was $2,627,780, compared to a working capital deficit of $1,969,965 at October 31, 2024. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

For the Six Months Ended April 30, 2025 and 2024

The following table summarizes our cash flows for the periods indicated below:

	For the Six Months Ended April 30, 2025	For the Six Months Ended April 30, 2024
Cash Used in Operating Activities	$(671,197)	$(953,923)
Cash Provided by Financing Activities	901,500	1,069,735
Net cash used in investing activities	$(177,943)	$(273,512)

Cash Used in Operating Activities

During the six months ended April 30, 2025, cash used in operating activities amounted to $(671,197), primarily reflecting our net loss of $(1,104,404). This impact was partially offset by non-cash items, including depreciation and amortization of $111,988, $105,190 loss on write-off of an intangible asset, and $59,985 related to a convertible note issued for legal services, including $45,000 recognized as legal expense and a $14,985 fair value adjustment. Changes in working capital included a decrease in accounts payable of $(106,116) and a decrease in accrued payroll of $(8,881), partially offset by a $13,864 increase in accrued interest payable.

During the six months ended April 30, 2024, cash used in operating activities totaled $(953,923), primarily reflecting our net loss of $(1,077,928). This was offset by non-cash charges such as depreciation and amortization amounting to $79,067. Additionally, there was a decrease in due from related party of $56,392 and an increase in accrued interest payable of $13,712 and a decrease in payroll taxes of $14,802, contributing to the overall cash movements during the period.

Cash provided by Financing Activities

During the six months ended April 30, 2025, cash provided by financing activities was $901,500, which consisted of net proceeds from related party advances of $359,000 and proceeds from the sale of common stock of $542,500.

During the six months ended April 30, 2024, cash provided by financing activities was $1,069,735, which consisted of proceeds from related party advances of $710,585, $211,901 from the sale of common stock, $47,249 in proceeds from common stock subscription payable, and a $100,000 refund of a security deposit.

Cash Used in Investing Activities

During the six month ended April 30, 2025, cash used in investing activities was $(177,943), which consisted of the purchase of property.

During the six months ended April 30, 2024, cash used in investing activities was $(273,512), which consisted of the purchase of property and equipment and purchase long-term assets.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended April 30, 2025, the Company incurred a net loss of $1,104,404 and used cash in operating activities of $671,197, and on April 30, 2025, had stockholders’ deficit of $1,693,793. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

Stock Based-Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity instrument awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected employees and consultants. Compensation for stock-based awards is recognized as a non-cash expense on the statement of operations. The expense associated with these awards is recorded based on the fair value on the date of grant, as determined using a pricing model commensurate with the terms of the award. This cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same income statement lines as cash compensation for the consultants and employees who receive the awards, currently included in general and administrative expenses on the statement of operations as the Company does not allocate compensation costs to Costs of Goods Sold. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

As of the report date, the Company has not established any plans to issue dividends on stock-based awards.

Fair Value Measurement of Convertible Instruments

The Company evaluates convertible financial instruments in accordance with ASC 480 to determine whether an instrument should be equity classified, or liability classified. The Company issued a $45,000 convertible note in connection with a legal service agreement during the period that allows for a fixed dollar amount to be settled in a a variable number of shares which requires liability classification and was measured at fair value on initial recognition.

On the issuance date, the Company determined the fair value of the note to be $59,985 and recorded the full amount as a liability. The excess of $14,985 over the $45,000 principal amount was recognized as a loss on fair value of the convertible note in the condensed statements of operations.

Fair value is determined in accordance with ASC 820 using available market inputs. Instruments classified as liabilities and measured at fair value are evaluated on a recurring basis, with changes in fair value recognized in the statements of operations.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

In certain arrangements where the Company facilitates the provision of goods or services provided by a third party, and does not take control of those goods or services, revenue is recognized on a net basis, limited to the margin or fee earned, consistent with the Company’s role as an agent under ASC 606-10-55-36 through 55-40.

Proposed Transactions

The Company is not anticipating any transactions.

Changes in Accounting Policies Including Initial Adoption

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations.

Financial Instruments

The main risks associated with the Company’s financial instruments include credit risk, market risk, and liquidity risk. The Company does not have significant exposure to foreign exchange risk, as all of it operations and transactions are denominated in U.S dollars.

Outstanding Share Data

As of April 30, 2025, the following securities were outstanding:

Common Stock: 80,150,491 shares

Series A Preferred Stock: 5,000,000 shares

Series B Preferred Stock: 360,000 shares

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table includes all unregistered sales of securities made by the Company during the quarter ended April 30, 2025:

Date	Name	Consideration	Securities	Exemption from Registration
2/18/2025	John Michael Mosby	Cash	500,000	Rule 506 (b) of Regulation D
2/19/2025	Gordon E. Mosby	Cash	1,000,000	Rule 506 (b) of Regulation D
2/26/2025	Dwight McNeal Ford	Cash	125,000	Rule 506 (b) of Regulation D
2/28/2025	Gordon E. Mosby	Cash	500,000	Rule 506 (b) of Regulation D
3/3/2025	Dwight McNeal Ford	Cash	75,000	Rule 506 (b) of Regulation D
3/10/2025	Ubong E. Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
3/10/2025	Eno Ituen	Cash	333,333	Rule 506 (b) of Regulation D
3/12/2025	Deborah D. Phillips	Cash	250,000	Rule 506 (b) of Regulation D
3/12/2025	Dwight M. Ford	Cash	50,000	Rule 506 (b) of Regulation D
3/14/2025	Deborah D. Phillips	Cash	250,000	Rule 506 (b) of Regulation D
3/17/2025	Dwight M. Ford	Cash	50,000	Rule 506 (b) of Regulation D
3/20/2025	Ramanathan Gnanadesikan	Cash	350,000	Rule 506 (b) of Regulation D
3/26/2025	Yi Li	Cash	75,000	Rule 506 (b) of Regulation D

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

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended April 30, 2025.

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

HNO INTERNATIONAL INC.

June 23, 2025	By: /s/ Donald Owens Donald Owens, Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

******

