Form 10-K/A
period 2024-10-31
HNO International, Inc.
filed 2025-06-26
CIK 1342916

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (the "Form 10-K/A") is being filed by HNO International, Inc. (the "Company") in response to comments received from the Staff of the Division of Corporation Finance, Office of Energy & Transportation of the U.S. Securities and Exchange Commission ("SEC") as set forth in the Staff’s comment letter dated May 29, 2025.

This Amendment No. 1 includes revisions to the following items in the original Form 10-K to address the Staff’s comments:

  Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, to expand the discussion of operating expenses, liquidity, capital resources, and capital commitments.
  Item 8 – Financial Statements and Supplementary Data, to revise the presentation of stock-based compensation, segment reporting disclosures, and to reflect changes to the Report of Independent Registered Public Accounting Firm.

Except as described above, no other changes have been made to the Form 10-K as originally filed on March 20, 2025. This Amendment does not reflect events occurring after the date of the original filing and does not modify or update any other disclosures made in the original Form 10-K.

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

We have taken delivery of the first 10 Hydrogen Carbon Cleaners for sale to customers in mid-March 2025. After demonstrating the technology to prospective customers, we expect to take orders and schedule delivery in 30 - 60 days after a customer order. These materials for these items have already been paid for out of the current budget.

The CHRS unit has been built and we began marketing it to customers for delivery to customers in the first quarter of 2025.

Revenues from the sales of units is not guaranteed and, as stated in Note 4 to our audited financial statements, at October 31, 2024, we had a deficit of $44,326,326 and have not been able to generate sufficient cash from operating activities to fund our ongoing operations and we will be required to raise additional funds through public or private financing or other arrangements until we are able to raise revenues to a point of positive cash flow.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

Operating Expenses

General and administrative expenses increased by $151,393, primarily due to higher professional fees and administrative costs incurred during 2024. These increases were partially offset by a $405,812 decrease in share-based compensation, which declined from $489,800 in 2023 (related to 2,025,000 shares issued) to $83,988 in 2024 (related to 7,400,000 shares issued). The reduction in share-based compensation was primarily due to a lower fair value per share resulting from a decrease in the Company’s stock price.

Advertising and marketing expenses increased by $4,408 due to expanded outreach and promotional activities supporting product development and brand awareness.

Depreciation expense increased by $118,033, reflecting depreciation on property and equipment additions. Additionally, amortization expense of $24,699 was recognized in 2024 related to the CHRS intellectual property. There was no corresponding amortization expense in the prior year.

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

As of October 31, 2024, the Company had capitalized approximately $941,280 in capital expenditures related to equipment purchases for its first hydrogen production site in Katy, Texas. Operations at this location are scheduled to commence in August 2025, with anticipated revenues of approximately $2,500,000 over the subsequent 15-20 months.

The Company has also identified potential expansion plans to evaluate approximately 2 additional production sites. These expansion plans remain preliminary and are not subject to binding agreements or contractual commitments. If fully implemented, these expansion plans could require estimated capital expenditures of approximately $8,000,000 over the next 15-20 months and could generate between $5,000,000 and $10,000,000 in revenue over the same period.

The Company anticipates funding these capital expenditures and related operating expenses through a combination of existing cash resources, proceeds from potential future equity or debt financings, Regulation A offerings, and other strategic funding arrangements. As of the filing date, the Company has no binding commitments for such financing.

25

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

Cash Flow

For the Years Ended October 31, 2024 and 2023

The following table summarizes our cash flows for the periods indicated below:

	For the Year Ended October 31, 2024	For the Year Ended October 31, 2023
Cash Used in Operating Activities	$(1,802,678)	$(1,334,084)
Cash Provided by Financing Activities	$2,002,612	$2,426,833
Cash Used in Investing Activities	$(414,838)	$(908,699)

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

Cash Provided by Financing Activities

During the year ended October 31, 2024, cash provided by financing activities was $2,002,612. This primarily consisted of proceeds from related party advances totaling $960,585, along with $958,929 raised through the Company's Regulation A offering and proceeds from security deposits.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
F-4

HNO INTERNATIONAL, INC. STATEMENTS OF OPERATIONS

	For the year Ended October 31,
	2024	2023
		As Restated
Revenue	$4,241	$13,000
Cost of goods sold	(3,688)	(5,885)
Gross Profit	553	7,115

Operating expenses
Advertising and marketing	7,408	3,000
General and administrative expenses	2,021,621	1,870,228
Depreciation and amortization	179,672	36,940
Total Operating Expenses	2,208,701	1,910,168
Other Income (Expenses)
Interest income	5,501	2,104
Interest expense	(27,575)	(26,545)
Total Other (Expenses)	(22,074)	(24,441)
Loss from Operations	$(2,230,222)	$(1,927,494)
Net Loss	$(2,230,222)	$(1,927,494)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.01)	(0.01)
Weighted average number of common shares outstanding - basic and diluted	394,023,751	352,447,298

The accompanying notes are an integral part of these financial statements.
F-5

HNO INTERNATIONAL, INC. STATEMENTS OF STOCKHOLDERS' DEFICIT For the year ended October 31, 2023, As Restated
	Series A Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2022	5,000,000	5,000	105,265,299	105,265	—	(10,000)	38,957,921	(40,168,610)	(1,110,424)
Common stock issued for cash	—	—	290,000,000	290,000	—	—	—	—	290,000
Common stock based compensation	—	—	2,025,000	2,025	—	—	467,775	—	469,800
Common stock issued for settlement of debt	—	—	20,000,000	20,000	—	—	—	—	20,000
Regulation A stock issuances	—	—	2,026,532	2,026	32,251	(13,750)	2,024,506	—	2,045,033
Commitment share issued	—	—	24,753	25	—	—	19,975	—	20,000
Net loss for the year ended October 31, 2023	—	—	—	—	—	—	—	(1,927,494)	(1,927,494)
Balance at October 31, 2023, Restated	5,000,000	$5,000	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
For the year ended October 31, 2024
Balance at October 31, 2023	5,000,000	$5,000	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
Regulation A stock issuances	—	—	433,429	434	(17,001)	—	432,995	—	416,428
Regulation D stock issuances	—	—	2,262,852	2,263	—	—	523,237	—	525,500
Shares cancelled as per settlement agreement - Vivaris Capital	—	—	(10,000,000)	(10,000)	—	10,000	—	—	—
Common stock based compensation	—	—	7,400,000	7,400	—	—	76,588	—	83,988
Net loss for the year ended October 31, 2024	—	—	—	—	—	—	—	(2,230,222)	(2,230,222)
Balance at October 31, 2024	5,000,000	$5,000	419,437,865	$419,438	$15,250	$(13,750)	$42,502,997	$(44,326,326)	$(1,397,391)

The accompanying notes are an integral part of these financial statements.

HNO INTERNATIONAL, INC. STATEMENTS OF CASH FLOWS
	For the Year Ended October 31,
	2024	2023
		As Restated
Cash Flow from Operating Activities
Net loss	$(2,230,222)	$(1,927,494)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,672	36,940
Share based compensation	83,988	489,800
Changes in operating assets and liabilities:
Decrease in due from related party	56,392	—
Increase in accounts payable	115,545	22,485
Increase in accrued payroll	17,762
Increase/(Decrease) in accrued interest payable	(12,425)	26,545
Payments of lease liabilities	1,412	—
(Decrease) increase in payroll taxes	(14,802)	17,640
Net Cash Used in Operating Activities	(1,802,678)	(1,334,084)

Cash Flows from Financing Activities
Proceeds from related party advances	960,585	—
Proceeds from related party note payable	—	250,000
Proceeds from security deposits	100,000	(93,200)
Proceeds from customer deposits	99	—
Proceeds from sale of common stock subscription payable	(17,001)	—
Proceeds from sale of common stock	958,929	2,335,033
Repayment of related party note payable	—	(65,000)
Net Cash Provided by Financing Activities	2,002,612	2,426,833

Cash Flows from Investing Activities
Purchase of property and equipment	(381,934)	(804,878)
Purchase of long term asset	(32,904)	(103,821)
Net Cash Used in Investing Activities	(414,838)	(908,699)

Net increase (decrease) in cash	(214,904)	184,050
Cash at beginning of period	235,159	51,109
Cash at end of period	$20,255	$235,159

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Common stock issued for conversion of debt	$—	$20,000
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

NOTE 2 – CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the Company’s re-audit of the Company’s financial statements for the year ended October 31, 2023, the Company’s management identified corrections to the valuation of service stock issued during the year ended October 31, 2023 and the termination of the patent agreement entered into on January 24, 2023.   The corrections made are summarized as follows:

1.	Stock Price Valuation Adjustment: The valuation of the stock price was adjusted from $0.001 to $0.23.
2.	Share-Based Compensation: There was an increase in share-based compensation reflecting the revised valuation of stock.
3.	Equity Adjustments: There was a corresponding increase in additional paid-in capital and an adjustment in the accumulated deficit to reflect the revised stock valuation.
4.	Termination of Patent Purchase Agreement: On March 13, 2025, the Company and Donald Owens mutually agreed to terminate the Patent Purchase Agreement as of January 24, 2023. As part of the termination, the patents were returned to Mr. Owens, and the 5,000,000 shares of Series A Preferred Stock were canceled. The $82,500 value previously reported in intangible assets and additional paid-in capital was reversed, resulting in a reduction in intangible assets. Additionally, the related amortization expense of $3,176 and the issuance of Series A Preferred Stock were removed from the financial statements. A copy of the Termination Agreement was attached to the Company’s Form 10-K as Exhibit 10.27.
5.	Expenses totaling $21,560, incurred during the fiscal year ended October 31, 2023, and paid subsequently, have been reclassified to accounts payable as of October 31, 2023. This adjustment ensures that financial obligations are accurately reported in the period in which they were incurred.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity instrument awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected consultants and employees. Compensation for stock-based awards is recognized as a non-cash expense on the income statement. The expense associated with these awards is recorded based on the fair value on the date of grant, as determined using the Black-Scholes-Merton option-pricing model. This cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same income statement lines as cash compensation for the consultants and employees who receive the awards, currently included in general and administrative expenses on the statement of operations as the Company does not allocate compensation costs to COGS. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

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

Segment Reporting

The Company operates as one reportable segment. The Chief Executive Officer, who serves as the Chief Operating Decision Maker as defined under ASC 280, manages and evaluates the Company’s operations and performance on a consolidated basis. The Company’s operations are focused on the design, development, manufacturing, and sale of integrated green hydrogen-based products and related services.

The Company offers multiple products, including the Compact Hydrogen Refueling Station (CHRS), Hydrogen Carbon Cleaner (HCC), and Scalable Hydrogen Energy Platform (SHEP). These products share common technologies, production processes, customer markets, and distribution channels. Financial information is not prepared or reviewed separately for these product lines for resource allocation or performance evaluation purposes. As such, management has determined that the Company has one operating and reportable segment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Barton CPA and BF Borgers CPA PC for the years ended October 31, 2024 and 2023, respectively, were as follows:

	2024	2023
Audit-Related Fees	$25,000	$85,000
Tax Fees	0	0
All Other Fees	1,590	1,454
Total	$ 26,590	$86,454

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

Audited Balance Sheets on October 31, 2024 and 2023, as restated

Audited Statements of Operations for the years ended October 31, 2024 and 2023, as restated

Audited Statement of Stockholders' Deficit for the years ended October 31, 2024 and 2023, as restated

Audited Statements of Cash Flows for the years ended October 31, 2024 and 2023, as restated

Notes to Audited Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation filed May 2, 2005	S-1	333-275193	3.1	10/27/23
3.2	Certificate of Amendment filed March 5, 2009	S-1	333-275193	3.2	10/27/23
3.3	Certificate of Change filed March 5, 2009	S-1	333-275193	3.3	10/27/23
3.4	Certificate of Amendment filed April 8, 2010	S-1	333-275193	3.4	10/27/23
3.5	Certificate of Amendment filed June 4, 2020	S-1	333-275193	3.5	10/27/23
3.6	Certificate of Amendment filed August 31, 2021	S-1	333-275193	3.6	10/27/23
3.7	Certificate of Amendment filed January 6, 2023	S-1	333-275193	3.7	10/27/23
3.8	Certificate of Designation (Series A Preferred Stock) filed October 14, 2019	S-1	333-275193	3.8	10/27/23
3.9	Amendment to Certificate of Designation (Series A Preferred Stock) filed November 10, 2021	S-1	333-275193	3.9	10/27/23
3.10	Amended and Restated Bylaws	1-A	024-12194	1A-2B	4/14/23
3.11	Certificate of Designation (Series B Preferred Stock) filed January 2, 2025	8-K	000-56568	3.1	1/3/25
10.1	Patent Purchase Agreement dated January 24, 2023	1-A	000-56568	1A-6	4/14/23
10.2	Purchase and Sale Agreement with TCF Elrod, LLC dated August 28, 2023	10-Q	000-56568	10.2	9/14/23
10.3	Equity Financing Agreement with GHS dated October 9, 2023	S-1/A	333-275193	10.3	10/27/23
10.4	Registration Rights Agreement with GHS dated October 9, 2023	S-1/A	333-275193	10.4	10/27/23
10.5	Promissory Note, dated December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.5	12/19/23
10.6	Promissory Note, dated May 31, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.6	12/19/23
10.7	Promissory Note, dated September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.7	12/19/23
10.8	Promissory Note, dated October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.8	12/19/23
10.9	Promissory Note, dated March 1, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.9	12/19/23
10.10	Promissory Note, dated March 8, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.10	12/19/23
10.11	Promissory Note, dated March 23, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.11	12/19/23
10.12	Promissory Note, dated April 3, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.12	12/19/23
10.13	Promissory Note, dated April 13, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.13	12/19/23
10.14	Promissory Note, dated April 17, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.14	12/19/23
10.15	Extension to Promissory Note, dated December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc. - Executed January 17, 2024	8-K	000-56568	99.1	1/23/24

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Extension to Promissory Note, dated September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc. - Executed January 17, 2024	8-K	000-56568	99.2	1/23/24
10.17	Extension to Promissory Note, dated October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc. - Executed January 17, 2024	8-K	000-56568	99.3	1/23/24
10.18	Extension to Promissory Note, dated December 19, 2024 for Note Issued December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.1	12/20/24
10.19	Extension to Promissory Note, dated December 19, 2024 for Note Issued September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.2	12/20/24
10.20	Extension to Promissory Note, dated December 19, 2024 for Note Issued October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.3	12/20/24
10.21	Extension to Promissory Note, dated December 19, 2024 for Note Issued March 1, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.4	12/20/24
10.22	Extension to Promissory Note, dated December 19, 2024 for Note Issued March 8, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.5	12/20/24
10.23	Extension to Promissory Note, dated December 19, 2024 for Note Issued March 23, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.6	12/20/24
10.24	Extension to Promissory Note, dated December 19, 2024 for Note Issued April 3, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.7	12/20/24
10.25	Extension to Promissory Note, dated December 19, 2024 for Note Issued April 13, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.8	12/20/24
10.26	Extension to Promissory Note, dated December 19, 2024 for Note Issued April 17, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.9	12/20/24
10.27	Termination Agreement, dated March 13, 2025, relating to the patent purchase agreement dated January 24, 2023	10-K	000-56568	10.27	3/20/25
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

 * Furnished, not filed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNO INTERNATIONAL, INC.

Dated: June 26, 2025	By: /s/ Donald Owens Name: Donald Owens Title: President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Name: Hossein Haririnia Title: Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Donald Owens Donald Owens	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 26, 2025

By: /s/ Hossein Haririnia Hossein Haririnia	Treasurer and Director (Principal Financial and Accounting Officer)	June 26, 2025

By: /s/ William Parker William Parker	Director	June 26, 2025

