Form 10-K/A
period 2024-10-31
HNO International, Inc.
filed 2025-09-22
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (the "Form 10-K/A") is being filed by HNO International, Inc. (the "Company") to correct the valuation applied to service stock issuances and to update related disclosures within Management’s Discussion and Analysis and the Notes to the Financial Statements. For the fiscal year ended October 31, 2024, the revised valuation of the stock price increased stock-based compensation expense by $1,108,368. This non-cash adjustment also resulted in a corresponding increase to additional paid-in capital and a related adjustment to accumulated deficit.

Except as described above, no other changes have been made to the Form 10-K as originally filed on March 20, 2025, or to Amendment No. 1 filed on June 26, 2025. This Amendment does not reflect events occurring after the date of the original filing and does not modify or update any other disclosures contained therein.

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

During the year ended October 31, 2024, our total revenue was $4,241, and we had a net loss of $3,338,590. During the year ended October 31, 2023, our total revenue was $13,000, and we had a net loss of $1,927,494.

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

Fiscal Year Ended October 31, 2024:	High	Low
First Quarter	$0.63	$0.52
Second Quarter	$1.08	$1.02
Third Quarter	$1.01	$0.95
Fourth Quarter	$1.20	$1.13

Fiscal Year Ended October 31, 2023:	High	Low
First Quarter	$1.82	$1.03
Second Quarter	$2.27	$1.21
Third Quarter	$15.00	$1.05
Fourth Quarter	$1.38	$1.01

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

Operating Expenses

General and administrative expenses increased by $1,259,761, increasing from $1,870,228 in 2023 to $3,129,989 in 2024. The increase was primarily due to higher professional fees and administrative costs incurred during 2024, along with an increase in stock-based compensation. Stock-based compensation, which is included in general and administrative expenses, increased by $702,556 from $489,800 in 2023 (related to 2,025,000 shares issued) to $1,192,356 in 2024 (related to 7,400,000 shares issued). The increase in stock-based compensation was due to a higher fair value per share.

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

Net Loss - Net loss for the year ended October 31, 2024, was $3,338,590 compared to a net loss of $1,927,494 during the same period in 2023. This increase in net loss is due to the significant increase in operating expenses during the year, including the increase in stock-based compensation, together with a decline in revenues.

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

Cash Used in Operating Activities

During the year ended October 31, 2024, cash used in operating activities was $1,802,678. This reflects our net losses for the period, adjusted by non-cash charges such as depreciation and stock-based compensation. Changes in working capital accounts also contributed to cash usage, primarily due to increases in accounts payable and decreases in payroll taxes and accrued interest payable.

In comparison, during the year ended October 31, 2023, cash used in operating activities was $1,334,084. The increase in cash usage in 2024 is attributable to higher operating expenses, including costs related to expanding operations, stock-based compensation and increased depreciation expenses.

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

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended October 31, 2024, we incurred a net loss of $3,338,590 and used cash in operating activities of $1,802,678. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HNO International, Inc. (the “Company”) as of October 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has sustained significant losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in that regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Identified misstatements

As described in Note 2 to the financial statements, the financial statements for the period ended October 31, 2023 have been restated to correct several misstatements. The Company identified misstatements with respect to certain accounting errors relating to the valuation of service stock issued, the termination of a patent agreement entered into on January 23, 2023, and the under accrual of accounts payable during the year ended October 31, 2023.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

F-2

 Other Matters

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

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected consultants and employees. Compensation for stock-based awards is recognized as a non-cash expense on the income statement. The expense associated with these awards is recorded based on the fair value on the date of grant.

The valuation of stock-based compensation requires management to make significant estimates, particularly in determining the discount to apply to the Company’s stock price. These assumptions are subject to change and can materially impact the amount of compensation expense recognized.

We have served as the Company’s auditor since 2024.

/S/ Barton CPA PLLC

Barton CPA PLLC

Cypress, Texas

 September 19, 2025

F-3

HNO INTERNATIONAL, INC. BALANCE SHEETS

	October 31,	October 31,
	2024	2023
ASSETS		As Restated
Current Assets
Cash	$20,255	$235,159
Due from related party	—	56,392
Total Current Assets	20,255	291,551

Non-Current Assets
Property and equipment, net	994,898	767,938
Long term asset, net	112,026	103,821
Right-of-use asset	121,805	—
Security deposits	—	100,000
Total Non-Current Assets	1,228,729	971,759
TOTAL ASSETS	$1,248,984	$1,263,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	138,029	22,485
Accrued payroll	17,762	—
Accrued interest payable	28,845	41,270
Lease liability	57,062	—
Payroll tax	2,838	17,640
Advances, related party	960,585	—
Customer deposits	99	—
Notes payable, related party	785,000	785,000
Total Current Liabilities	1,990,220	866,395

Non-Current Liability
Lease liability	66,155	—
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	656,155	590,000
Total Liabilities	2,646,375	1,456,395

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of October 31, 2024 and October 31, 2023, respectively	5,000	5,000
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 419,437,865 and 419,341,584 shares issued and outstanding as of October 31, 2024 and October 31, 2023, respectively	419,438	419,341
Common stock payable	15,250	32,251
Common stock subscription receivable	(13,750)	(23,750)
Additional paid-in capital	43,611,365	41,470,177
Accumulated deficit	(45,434,694)	(42,096,104)
Total Stockholders’ Deficit	(1,397,391)	(193,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,248,984	$1,263,310

The accompanying notes are an integral part of these financial statements.
F-4

HNO INTERNATIONAL, INC. STATEMENTS OF OPERATIONS

	For the year Ended October 31,
	2024	2023
		As Restated
Revenue	$4,241	$13,000
Cost of goods sold	(3,688)	(5,885)
Gross Profit	553	7,115

Operating expenses
Advertising and marketing	7,408	3,000
General and administrative expenses	3,129,989	1,870,228
Depreciation and amortization	179,672	36,940
Total Operating Expenses	3,317,069	1,910,168
Other Income (Expenses)
Interest income	5,501	2,104
Interest expense	(27,575)	(26,545)
Total Other (Expenses)	(22,074)	(24,441)
Loss from Operations	$(3,338,590)	$(1,927,494)
Net Loss	$(3,338,590)	$(1,927,494)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.01)	(0.01)
Weighted average number of common shares outstanding - basic and diluted	394,023,751	352,447,298

The accompanying notes are an integral part of these financial statements.
F-5

HNO INTERNATIONAL, INC. STATEMENTS OF STOCKHOLDERS' DEFICIT For the year ended October 31, 2023, As Restated
	Series A Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2022	5,000,000	5,000	105,265,299	105,265	—	(10,000)	38,957,921	(40,168,610)	(1,110,424)
Common stock issued for cash	—	—	290,000,000	290,000	—	—	—	—	290,000
Stock based compensation	—	—	2,025,000	2,025	—	—	467,775	—	469,800
Common stock issued for settlement of debt	—	—	20,000,000	20,000	—	—	—	—	20,000
Regulation A stock issuances	—	—	2,026,532	2,026	32,251	(13,750)	2,024,506	—	2,045,033
Commitment share issued	—	—	24,753	25	—	—	19,975	—	20,000
Net loss for the year ended October 31, 2023	—	—	—	—	—	—	—	(1,927,494)	(1,927,494)
Balance at October 31, 2023, Restated	5,000,000	$5,000	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
For the year ended October 31, 2024
Balance at October 31, 2023	5,000,000	$5,000	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
Regulation A stock issuances	—	—	433,429	434	(17,001)	—	432,995	—	416,428
Regulation D stock issuances	—	—	2,262,852	2,263	—	—	523,237	—	525,500
Shares cancelled as per settlement agreement - Vivaris Capital	—	—	(10,000,000)	(10,000)	—	10,000	—	—	—
Stock-based compensation	—	—	7,400,000	7,400	—	—	1,184,956	—	1,192,356
Net loss for the year ended October 31, 2024	—	—	—	—	—	—	—	(3,338,590)	(3,338,590)
Balance at October 31, 2024	5,000,000	$5,000	419,437,865	$419,438	$15,250	$(13,750)	$43,611,365	$(45,434,694)	$(1,397,391)

The accompanying notes are an integral part of these financial statements.

HNO INTERNATIONAL, INC. STATEMENTS OF CASH FLOWS
	For the Year Ended October 31,
	2024	2023
		As Restated
Cash Flow from Operating Activities
Net loss	$(3,338,590)	$(1,927,494)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,672	36,940
Stock-based compensation	1,192,356	489,800
Changes in operating assets and liabilities:
Decrease in due from related party	56,392	—
Increase in accounts payable	115,545	22,485
Increase in accrued payroll	17,762
Increase/(Decrease) in accrued interest payable	(12,425)	26,545
Payments of lease liabilities	1,412	—
(Decrease) increase in payroll taxes	(14,802)	17,640
Net Cash Used in Operating Activities	(1,802,678)	(1,334,084)

Cash Flows from Financing Activities
Proceeds from related party advances	960,585	—
Proceeds from related party note payable	—	250,000
Proceeds from security deposits	100,000	(93,200)
Proceeds from customer deposits	99	—
Proceeds from sale of common stock subscription payable	(17,001)	—
Proceeds from sale of common stock	958,929	2,335,033
Repayment of related party note payable	—	(65,000)
Net Cash Provided by Financing Activities	2,002,612	2,426,833

Cash Flows from Investing Activities
Purchase of property and equipment	(381,934)	(804,878)
Purchase of long term asset	(32,904)	(103,821)
Net Cash Used in Investing Activities	(414,838)	(908,699)

Net increase (decrease) in cash	(214,904)	184,050
Cash at beginning of period	235,159	51,109
Cash at end of period	$20,255	$235,159

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Common stock issued for conversion of debt	$—	$20,000
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

NOTE 2 – CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the Company’s re-audit of the Company’s financial statements for the year ended October 31, 2023, the Company’s management identified corrections to the valuation of service stock issued during the year ended October 31, 2023 and the termination of the patent agreement entered into on January 24, 2023.   The corrections made are summarized as follows:

1.	Stock Price Valuation Adjustment: The valuation of the stock price was adjusted from $0.001 to $0.23.
2.	Stock-Based Compensation: There was an increase in stock-based compensation reflecting the revised valuation of stock.
3.	Equity Adjustments: There was a corresponding increase in additional paid-in capital and an adjustment in the accumulated deficit to reflect the revised stock valuation.
4.	Termination of Patent Purchase Agreement: On March 13, 2025, the Company and Donald Owens mutually agreed to terminate the Patent Purchase Agreement as of January 24, 2023. As part of the termination, the patents were returned to Mr. Owens, and the 5,000,000 shares of Series A Preferred Stock were canceled. The $82,500 value previously reported in intangible assets and additional paid-in capital was reversed, resulting in a reduction in intangible assets. Additionally, the related amortization expense of $3,176 and the issuance of Series A Preferred Stock were removed from the financial statements. A copy of the Termination Agreement was attached to the Company’s Form 10-K as Exhibit 10.27.
5.	Expenses totaling $21,560, incurred during the fiscal year ended October 31, 2023, and paid subsequently, have been reclassified to accounts payable as of October 31, 2023. This adjustment ensures that financial obligations are accurately reported in the period in which they were incurred.

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

The impact of the restatement on the line items within the previously reported Audited Statement of Cash Flows for the year ended October 31, 2023, previously filed is as follows:

Statement of Cash Flows for the year ended October 31, 2023	As Previously Reported	Adjustment	As Restated
Cash Flow from Operating Activities
Net loss	$(1,441,335)	$(486,159)	$(1,927,494)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$40,116	$(3,176)	$36,940
Stock-based compensation	$22,025	$467,775	$489,800
Changes in operating assets and liabilities:
Decrease in due from related party	$—	$—	$—
Increase in accounts payable	$925	$21,560	$22,485
Increase in accrued payroll	$—	$—	$—
Increase/(Decrease) in accrued interest payable	$26,545	$—	$26,545
Payments of lease liabilities	$—	$—	$—
(Decrease) increase in payroll taxes	$17,640	$—	$17,640
Net Cash Used in Operating Activities	$(1,334,084)	$—	$(1,334,084)

Cash Flows from Financing Activities
Proceeds from related party advances	$—	$—	$—
Proceeds from related party note payable	$250,000	$—	$250,000
Proceeds from security deposits	$(93,200)	$—	$(93,200)
Proceeds from customer deposits	$—	$—	$—
Proceeds from sale of common stock subscription payable	$—	$—	$—
Proceeds from sale of common stock	$2,335,033	$—	$2,335,033
Repayment of related party note payable	$(65,000)	$—	$(65,000)
Net Cash Provided by Financing Activities	$2,426,833	$—	$2,426,833

Cash Flows from Investing Activities
Purchase of property and equipment	$(804,878)	$—	$(804,878)
Purchase of long term asset	$(103,821)	$—	$(103,821)
Net Cash Used in Investing Activities	$(908,699)	$—	$(908,699)

Net increase (decrease) in cash	$184,050	$—	$184,050
Cash at beginning of period	$51,109	$—	$51,109
Cash at end of period	$235,159	$—	$235,159

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—	$—
Income taxes paid during the period	$—	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Series A preferred stock issued pursuant to patent agreement	$82,500	$(82,500)	$—
Common stock issued for conversion of debt	$20,000	$—	$20,000

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity instrument awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected consultants and employees. Compensation for stock-based awards is recognized as a non-cash expense on the income statement. For the year ended October 31, 2023, the expense associated with these awards is recorded based on the fair value on the date of grant, as determined using the Black-Scholes-Merton option-pricing model. For the year ended October 31, 2024, the Company revised its valuation methodology for restricted stock issuances. The fair value of restricted stock grants is determined using the closing market price on the grant date, adjusted for an appropriate discount to reflect the restrictions on transferability and marketability of the shares. The discount is calculated using a weighted average of comparable restricted stock transactions, which better reflects the economic impact of larger issuances and provides a more accurate representation of fair value under ASC 718. This cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same income statement lines as cash compensation for the consultants and employees who receive the awards, currently included in general and administrative expenses on the statement of operations as the Company does not allocate compensation costs to COGS. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

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

NOTE 4 – GOING CONCERN

On October 31, 2024, we had an accumulated deficit of $45,434,694. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

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

The Company's Board of Directors granted approval for the issuance of 2,025,000 shares of our common stock with a value of $0.23 on January 2, 2023, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act. The issuance of these shares resulted in the recognition of stock-based compensation expense in the accompanying statement of operations.

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

During the quarter ended October 31, 2024, the Company's Board of Directors granted approval for the issuance of 7,400,000 shares of our common stock valued at$1,192,356, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act. The issuance of these shares resulted in the recognition of stock-based compensation expense in the accompanying statement of operations.

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 19, 2025, which represents the date the financial statements were issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Common Stock Issued

The Company entered into Stock Subscription Agreements with accredited investors (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended), whereby the Company privately sold a total of 19,402,626 shares of its common stock, $0.001 par value per share (“common stock”), for a cash purchase price of $986,500. The Company issued 11,111 shares on November 15, 2024, 9,091 shares on December 5, 2024, 9,091 shares on January 7, 2025, 1,500,000 shares on February 19, 2025, 125,000 shares on February 26, 2025, 500,000 shares on February 28, 2025, 75,000 shares on March 3, 2025, 1,333,333 shares on March 10, 2025, 300,000 shares on March 12, 2025, 250,000 shares on March 14, 2025 and 50,000 shares on March 17, 2025, 350,000 shares on March 21, 2025, 75,000 shares on March 27, 2025, 500,000 shares on May 13, 2025, 1,000,000 shares on May 23, 2025, 400,000 shares on May 30, 2025, 300,000 shares on June 2, 2025, 1,000,000 on June 5, 2025, 2,040,000 shares on June 18, 2025, 1,000,000 on June 30, 2025, 1,000,000 on July 3, 2025, 1,000,000 shares on July 7, 2025, 50,000 shares on July 10, 2025, 100,000 shares on July 23, 2025,4,800,000 on July 30, 2025, 1,000,000 shares on August 13, 2025 and 625,000 on September 5, 2025 as ‘restricted securities’ under Rule 144 of the Securities Act. The proceeds from the sale of common stock will be used for operating capital.

The Company’s Board of Directors approved the issuance of 18,705,000 shares of common stock subsequent to the year ended October 31, 2024, in exchange for services rendered. These shares were issued as “restricted securities” under Rule 144 and were made in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

HNO INTERNATIONAL, INC.

Dated: September 19, 2025	By: /s/ Donald Owens Name: Donald Owens Title: President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Name: Hossein Haririnia Title: Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Donald Owens Donald Owens	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 19, 2025

By: /s/ Hossein Haririnia Hossein Haririnia	Treasurer and Director (Principal Financial and Accounting Officer)	September 19, 2025

By: /s/ William Parker William Parker	Director	September 19, 2025

