Form 10-Q/A
period 2025-01-31
HNO International, Inc.
filed 2025-09-22
CIK 1342916

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

 Explanatory Note:

This Amendment No.1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 (the "Form 10-Q/A") is being filed by HNO International, Inc. (the "Company") to correct the valuation applied to service stock issuances and to update related disclosures within the Notes to the Financial Statements and Management’s Discussion and Analysis. For the quarter ended January 31, 2025, the revised valuation of the stock price increased stock-based compensation expense by $4,827,055. This non-cash adjustment resulted in a corresponding increase to additional paid-in capital and a related adjustment to accumulated deficit.

Except as described above, no other changes have been made to the Form 10-Q as originally filed on March 20, 2025. This Amendment does not reflect events occurring after the date of the original filing and does not modify or update any other disclosures contained therein.

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

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS
	January 31,	October 31,
	2025	2024
ASSETS	Unaudited	Audited
Current Assets
Cash	$47,900	$20,255
Total Current Assets	47,900	20,255

Non-Current Assets
Property and equipment, net	1,125,228	994,898
Long term asset, net	105,190	112,026
Right-of-use asset	107,740	121,805
Total Non-Current Assets	1,338,158	1,228,729
TOTAL ASSETS	$1,386,058	$1,248,984

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	259,175	138,029
Accrued payroll	35,238	17,762
Accrued interest payable	35,776	28,845
Lease liability	58,041	57,062
Payroll tax	2,838	2,838
Advances, related party	1,319,585	960,585
Customer deposits	99	99
Lease vendor payable	288	—
Notes payable, related party	785,000	785,000
Total Current Liabilities	2,496,040	1,990,220

Non-Current Liability
Lease liability	51,245	66,155
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	641,245	656,155
Total Liabilities	3,137,285	2,646,375

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	5,000	5,000
Series B, par value $0.001 per share; 500,000 shares authorized; 360,000 and 0 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	360	—
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 75,592,158 and 419,437,865 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	75,592	419,438
Common stock payable	15,250	15,250
Common stock subscription receivable	(13,750)	(13,750)
Additional paid-in capital	49,062,408	43,611,365
Accumulated deficit	(50,896,087)	(45,434,694)
Total Stockholders’ Deficit	(1,751,227)	(1,397,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,386,058	$1,248,984

The accompanying notes are an integral part of these condensed unaudited financial statements.
5

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,
	2025	2024
		(As Restated)
Revenue	$—	$—
Cost of goods sold	—	—
Gross Profit	—	—

Operating expenses
Advertising and marketing	5,350	—
General and administrative expenses	5,394,662	464,005
Depreciation and amortization	54,449	36,436
Total Operating Expenses	5,454,461	500,441
Other Income (Expenses)
Interest income	—	300
Interest expense	(6,932)	(6,932)
Total Other (Expenses)	(6,932)	(6,632)
Loss from Operations	$(5,461,393)	$(507,073)
Net Loss	$(5,461,393)	$(507,073)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.02)	(0.00)
Weighted average number of common shares outstanding - basic and diluted	340,667,128	419,389,590

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three months ended January 31, 2024 (As Restated) (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2023 (Restated)	5,000,000	5,000	—	—	419,341,584	419,341	32,251	(23,750)	41,470,177	(42,096,104)	(193,085)
Regulation A stock issuances	—	—	—	—	91,501	92	33,999	—	91,409	—	125,500
Net loss for the three months ended January 31, 2024	—	—	—	—	—	—	—	—	—	(507,073)	(507,073)
Balance at January 31, 2024 (Restated)	5,000,000	$5,000	—	$—	419,433,085	$419,433	$66,250	$(23,750)	$41,561,586	$(42,603,177)	$(574,658)
For the three months ended January 31, 2025
Balance at October 31, 2024	5,000,000	$5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$43,611,365	$(45,434,694)	$(1,397,391)
Regulation D stock issuances	—	—	—	—	29,293	29	—	—	14,971	—	15,000
Shares cancelled as per exchange agreement	—	—	—	—	(360,000,000)	(360,000)	—	—	—	—	(360,000)
Series B preferred stock issuances	—	—	360,000	360	—	—	—	—	359,640	—	360,000
Stock-based compensation	—	—	—	—	16,125,000	16,125	—	—	5,076,432	—	5,092,557
Net loss for the three months ended January 31, 2025	—	—	—	—	—	—	—	—	—	(5,461,393)	(5,461,393)
Balance at January 31, 2025	5,000,000	$5,000	360,000	$360	75,592,158	$75,592	$15,250	$(13,750)	$49,062,408	$(50,896,087)	$(1,751,227)

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended January 31,
	2025	2024
		(As Restated)
Cash Flow from Operating Activities
Net loss	$(5,461,393)	$(507,073)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,449	36,436
Amortization of right-to-use asset	14,065	4,548
Stock-based compensation	5,092,557	—
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	121,146	(18,341)
Increase in accrued payroll	17,476	—
Increase/(Decrease) in accrued interest payable	6,931	6,931
Increase in lease vendor payable	288	—
Increase (Decrease) in lease liabilities	(13,931)	(4,402)
(Decrease) increase in payroll taxes	—	(14,802)
Net Cash Used in Operating Activities	(168,412)	(496,703)

Cash Flows from Financing Activities
Proceeds from related party advances	359,000	265,585
Proceeds from security deposits	—	100,000
Proceeds from sale of common stock subscription payable	—	33,999
Proceeds from sale of common stock	15,000	91,501
Net Cash Provided by Financing Activities	374,000	491,085

Cash Flows from Investing Activities
Purchase of property and equipment	(177,943)	(127,835)
Purchase of long term asset	—	(32,904)
Net Cash Used in Investing Activities	(177,943)	(160,739)

Net increase (decrease) in cash	27,645	(166,357)
Cash at beginning of period	20,255	235,159
Cash at end of period	$47,900	$68,802

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Common stock cancellation per share exchange agreement	$360,000	$—
Series B preferred stock issuance per exchange agreement	$360,000	$—
Record right-to-use asset and lease liability per ASC 842	$—	$87,104
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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity instrument awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected consultants and employees. Compensation for stock-based awards is recognized as a non-cash expense on the income statement. The fair value of restricted stock grants is determined using the closing market price on the grant date, adjusted for an appropriate discount to reflect the restrictions on transferability and marketability of the shares. The discount is calculated using a weighted average of comparable restricted stock transactions, which better reflects the economic impact of larger issuances and provides a more accurate representation of fair value under ASC 718. The cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same income statement lines as cash compensation for the consultants and employees who receive the awards. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

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

NOTE 4 – GOING CONCERN

On January 31, 2025, we had an accumulated deficit of $50,896,087. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

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

During the quarter ended January 31, 2025, the Company's Board of Directors granted approval for the issuance of 16,125,000 shares of our common stock valued at $5,092,577, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act. The issuance of these shares resulted in the recognition of stock-based compensation expense in the accompanying statement of operations.

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

Operating Expenses

General and Administrative, and Contract Labor expenses were $5,394,662 for the three months ended January 31, 2025, compared to $464,005 during the same period in 2024, an increase of $4,930,657. The current period included $5,092,557 of stock-based compensation expense. No stock-based compensation was recorded during the same period in 2024. Excluding stock-based compensation, general and administrative expenses decreased by $161,900, primarily due to reduced professional fees, lower consultant costs, and a general reduction in administrative overhead.

Depreciation and amortization expense increased by $18,013 to $54,449 for the three months ended January 31, 2025, compared to $36,436 for the same period in 2024, reflecting depreciation on additions to property and equipment.

Advertising and marketing expenses were $5,350 for the three months ended January 31, 2025, compared to $0 for the same period in 2024. The increase reflects the Company’s expanded outreach and promotional activities supporting its hydrogen engineering and combustion solutions offerings.

Net Loss

Net loss for the three months ended January 31, 2025, was $5,461,393 compared to a net loss of $507,073 during the same period in 2024.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended January 31, 2025 of $5,461,393 and had an accumulated deficit of $50,896,087 at January 31, 2025. At January 31, 2025, we had a cash balance of $47,900, compared to a cash balance of $20,255 at October 31, 2024. At January 31, 2025, the working capital deficit was $2,448,140, compared to a working capital deficit of $1,969,965 at October 31, 2024. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

For the Three months Ended January 31, 2025 and 2023

The following table summarizes our cash flows for the periods indicated below:

	For the Three months Ended January 31, 2025	For the Three months Ended January 31, 2024
Cash Used in Operating Activities	$(168,412)	$(496,703)
Cash Provided by Financing Activities	374,000	491,085
Net cash used in investing activities	$(177,943)	$(160,739)

Cash Used in Operating Activities

During the three months ended January 31, 2025, cash used in operating activities amounted to $(168,412), primarily reflecting our net loss of $(5,461,393). This impact was largely offset by non-cash items, primarily $5,092,557 stock-based compensation, along with depreciation and amortization of $54,449. Additionally, there was an increase in accounts payable of $121,146, an increase in accrued payroll of $17,476, and an increase in accrued interest payable of $6,931.

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

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended January 31, 2025, the Company incurred a net loss of $5,461,393 and used cash in operating activities of $168,412, and on January 31, 2025, had stockholders’ deficit of $1,751,227. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity instrument awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected consultants and employees. Compensation for stock-based awards is recognized as a non-cash expense on the income statement. The fair value of restricted stock grants is determined using the closing market price on the grant date, adjusted for an appropriate discount to reflect the restrictions on transferability and marketability of the shares. The discount is calculated using a weighted average of comparable restricted stock transactions, which better reflects the economic impact of larger issuances and provides a more accurate representation of fair value under ASC 718. The cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same income statement lines as cash compensation for the consultants and employees who receive the awards. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

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

HNO INTERNATIONAL INC.

September 19, 2025	By: /s/ Donald Owens Donald Owens, Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

******

