Form 10-Q/A
period 2025-04-30
HNO International, Inc.
filed 2025-09-22
CIK 1342916

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

2

Explanatory Note

This Amendment No.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 (the "Form 10-Q/A") is being filed by HNO International, Inc. (the "Company") to correct the valuation applied to service stock issuances and to update related disclosures within the Notes to the Financial Statements and Management’s Discussion and Analysis. For the six months ended April 30, 2025, the revised valuation of the stock price increased stock-based compensation expense by $4,827,055. This non-cash adjustment resulted in a corresponding increase to additional paid-in capital and a related adjustment to accumulated deficit.

Except as described above, no other changes have been made to the Form 10-Q as originally filed on June 23, 2025. This Amendment does not reflect events occurring after the date of the original filing and does not modify or update any other disclosures contained therein.

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

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2025

4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS (Unaudited)
	April 30,	October 31,
	2025	2024
ASSETS
Current Assets
Cash	$72,614	$20,255
Accounts receivable	8,450	—
Total Current Assets	81,064	20,255

Non-Current Assets
Property and equipment, net	1,466,535	994,898
Long term asset, net	—	112,026
Right-of-use asset	93,496	121,805
Total Non-Current Assets	1,560,031	1,228,729
TOTAL ASSETS	$1,641,095	$1,248,984

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$430,758	$138,029
Accrued payroll	8,881	17,762
Accrued interest payable	42,709	28,845
Lease liability	58,989	57,062
Payroll tax	2,838	2,838
Advances, related party	1,319,585	960,585
Convertible note payable, at fair value	59,985	—
Customer deposits	99	99
Notes payable, related party	785,000	785,000
Total Current Liabilities	2,708,844	1,990,220

Non-Current Liability
Lease liability	36,044	66,155
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	626,044	656,155
Total Liabilities	3,334,888	2,646,375

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	5,000	5,000
Series B, par value $0.001 per share; 500,000 shares authorized; 360,000 and 0 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	360	—
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 80,150,491 and 419,437,865 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	80,150	419,438
Common stock payable	15,250	15,250
Common stock subscription receivable	(13,750)	(13,750)
Additional paid-in capital	49,585,350	43,611,365
Accumulated deficit	(51,366,153)	(45,434,694)
Total Stockholders’ Deficit	(1,693,793)	(1,397,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,641,095	$1,248,984
The accompanying notes are an integral part of these condensed unaudited financial statements.
5

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Revenue	$43,708	$—	$43,708	$—
Cost of goods sold	—	—	—	—
Gross Profit	43,708	—	43,708	—

Operating expenses
Advertising and marketing	14,810	—	20,160	—
General and administrative expenses	314,323	526,635	5,708,985	990,641
Depreciation and amortization	57,539	42,631	111,988	79,067
Total Operating Expenses	386,672	569,266	5,841,133	1,069,708
Other Income (Expenses)
Interest income	5	5,192	5	5,492
Interest expense	(6,932)	(6,781)	(13,864)	(13,712)
Loss on fair value of convertible note	(14,985)	—	(14,985)	—
Loss on write-off of intangible asset	(105,190)	—	(105,190)	—
Total Other (Expenses)	(127,102)	(1,589)	(134,034)	(8,220)
Loss from Operations	$(470,066)	$(570,855)	$(5,931,459)	$(1,077,928)
Net Loss	$(470,066)	$(570,855)	$(5,931,459)	$(1,077,928)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	78,534,293	419,491,234	211,773,082	419,439,854

The accompanying notes are an integral part of these condensed unaudited financial statements.

6

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three months and six months ended April 30, 2025 and 2024 (As Restated) (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2023 (Restated)	5,000,000	$5,000	—	$—	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
Regulation A stock issuances	—	—	—	—	91,501	92	33,999	—	91,409	—	125,500
Net loss for the three months ended January 31, 2024	—	—	—	—	—	—	—	—	—	(507,073)	(507,073)
Balance at January 31, 2024 (Restated)	5,000,000	$5,000	—	$—	419,433,085	$419,433	$66,250	$(23,750)	$41,561,586	$(42,603,177)	$(574,658)
Regulation A stock issuances	—	—	—	—	120,400	120	13,250	—	120,280	—	133,650
Net loss for the three months ended April 30, 2024	—	—	—	—	—	—	—	—	—	(570,855)	(570,855)
Balance at April 30, 2024 (Restated)	5,000,000	$5,000	—	$—	419,553,485	$419,553	$79,500	$(23,750)	$41,681,866	$(43,174,032)	$(1,011,863)

Balance at October 31, 2024	5,000,000	$5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$43,611,365	$(45,434,694)	$(1,397,391)
Regulation D stock issuances	—	—	—	—	29,293	29	—	—	14,971	—	15,000
Shares cancelled as per exchange agreement	—	—	—	—	(360,000,000)	(360,000)	—	—	—	—	(360,000)
Series B preferred stock issuances	—	—	360,000	$360	—	—	—	—	359,640	—	360,000
Stock-based compensation	—	—	—	—	16,125,000	16,125	—	—	5,076,432	—	5,092,557
Net loss for the three months ended January 31, 2025	—	—	—	—	—	—	—	—	—	(5,461,393)	(5,461,393)
Balance at January 31, 2025	5,000,000	$5,000	360,000	$360	75,592,158	$75,592	$15,250	$(13,750)	$49,062,408	$(50,896,087)	$(1,751,227)
Regulation D stock issuances	—	—	—	—	4,558,333	4,558	—	—	522,942	—	527,500
Net loss for the three months ended April 30, 2025	—	—	—	—	—	—	—	—	—	(470,066)	(470,066)
Balance at April 30, 2025	5,000,000	$5,000	360,000	$360	80,150,491	$80,150	$15,250	$(13,750)	$49,585,350	$(51,366,153)	$(1,693,793)
The accompanying notes are an integral part of these condensed unaudited financial statements.
7

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended April 30,
	2025	2024
		(As Restated)
Cash Flow from Operating Activities
Net loss	$(5,931,459)	$(1,077,928)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,988	79,067
Legal services provided in exchange for convertible note	45,000	—
Loss on fair value of convertible note	14,985	—
Loss on write-off of intangible asset	105,190	—
Stock-based compensation	5,092,557	—
Changes in operating assets and liabilities:
Decrease in due from related party	—	56,392
(Increase) in accounts receivable	(8,450)	—
Increase in accrued interest receivable	—	(5,185)
Increase/(Decrease) in accounts payable	(106,116)	(6,245)
Increase/(Decrease) in accrued payroll	(8,881)	—
Increase/(Decrease) in accrued interest payable	13,864	13,712
Increase in lease vendor payable	—	498
Operating lease ROU assets and lease liabilities, net	125	568
(Decrease) increase in payroll taxes	—	(14,802)
Net Cash Used in Operating Activities	(671,197)	(953,923)

Cash Flows from Financing Activities
Proceeds from related party advances	509,000	710,585
Repayment of related party advances	(150,000)	—
Proceeds from security deposits	—	100,000
Proceeds from sale of common stock subscription payable	—	47,249
Proceeds from sale of common stock	542,500	211,901
Net Cash Provided by Financing Activities	901,500	1,069,735

Cash Flows from Investing Activities
Purchase of property and equipment	(177,944)	(184,227)
Purchase of long term asset	—	(89,285)
Net Cash Used in Investing Activities	(177,944)	(273,512)

Net increase (decrease) in cash	52,359	(157,700)
Cash at beginning of period	20,255	235,159
Cash at end of period	$72,614	$77,459

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Acquired property and equipment remaining in accounts payable	$398,845	$—
Common stock cancellation per share exchange agreement	$(360,000)	$—
Series B preferred stock issuance per exchange agreement	$360,000	$—
Record right-to-use asset and lease liability per ASC 842	$—	$167,749
Convertible note issued in exchange for legal services, recorded at fair value	$59,985	$—
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

  Stock Price Valuation Adjustment: The valuation of the stock price was adjusted from $0.001 to $0.23 and there was an increase in stock-based compensation reflecting the revised valuation of stock.
  Equity Adjustments: There was a corresponding increase in additional paid-in capital and an adjustment in the accumulated deficit to reflect the revised stock valuation and related stock-based compensation.
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

NOTE 4 – GOING CONCERN

On April 30, 2025, we had an accumulated deficit of $51,366,153. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

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

During the quarter ended January 31, 2025, the Company's Board of Directors granted approval for the issuance of 16,125,000 shares of our common stock valued at $5,092,557, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act. The issuance of these shares resulted in the recognition of stock-based compensation expense in the accompanying statement of operations.

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

Operating Expenses

General and administrative expenses were $5,708,985 for the six months ended April 30, 2025, compared to $990,641 during the same period in 2024, an increase of $4,718,344. The current period included $5,092,557 of stock-based compensation expense. No stock-based compensation was recorded during the same period in 2024. Excluding stock-based compensation, general and administrative expenses decreased by $374,213, primarily due to reduced professional fees, lower consultant costs, and a general reduction in administrative overhead.

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

Net Loss

Net loss for the six months ended April 30, 2025, was $5,931,459 compared to a net loss of $1,077,928 during the same period in 2024.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended April 30, 2025 of $470,066 and had an accumulated deficit of $51,366,153 at April 30, 2025. At April 30, 2025, we had a cash balance of $72,614, compared to a cash balance of $20,255 at October 31, 2024. At April 30, 2025, the working capital deficit was $2,627,780, compared to a working capital deficit of $1,969,965 at October 31, 2024. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Used in Operating Activities

During the six months ended April 30, 2025, cash used in operating activities amounted to $(671,197), primarily reflecting our net loss of $(5,931,459). This impact was largely offset by non-cash items, primarily $5,092,557 stock-based compensation, along with depreciation and amortization of $111,988, $105,190 loss on write-off of an intangible asset, and $59,985 related to a convertible note issued for legal services, including $45,000 recognized as legal expense and a $14,985 fair value adjustment. Changes in working capital included a decrease in accounts payable of $(106,116) and a decrease in accrued payroll of $(8,881), partially offset by a $13,864 increase in accrued interest payable.

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

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended April 30, 2025, the Company incurred a net loss of $5,931,459 and used cash in operating activities of $671,197, and on April 30, 2025, had stockholders’ deficit of $1,693,793. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

