Form 10-Q
period 2025-07-31
HNO International, Inc.
filed 2025-09-22
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 19, 2025, the registrant had 97,545,491 outstanding shares of Common Stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 20, 2025, as amended by our Form 10-K/A filed on June 26, 2025, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Annual Report on Form 10-K filed on March 20, 2025, as amended by our Form 10-K/A filed on June 26, 2025.

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS (Unaudited)

	July 31,	October 31,
	2025	2024
ASSETS
Current Assets
Cash	$31,984	$20,255
Accounts receivable	—	—
Total Current Assets	31,984	20,255

Non-Current Assets
Property and equipment, net	1,399,793	994,898
Long term asset, net	—	112,026
Right-of-use asset	79,141	121,805
Total Non-Current Assets	1,478,934	1,228,729
TOTAL ASSETS	$1,510,918	$1,248,984

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$407,737	$138,029
Accrued payroll	—	17,762
Accrued interest payable	49,414	28,845
Lease liability	59,966	57,062
Payroll tax	2,838	2,838
Advances, related party	1,091,585	960,585
Convertible note payable, at fair value	60,000	—
Customer deposits	99	99
Notes payable, related party	785,000	785,000
Total Current Liabilities	2,456,639	1,990,220

Non-Current Liability
Lease liability	20,702	66,155
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	610,702	656,155
Total Liabilities	3,067,341	2,646,375

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized; 0 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively	—	—
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively	5,000	5,000
Series B, par value $0.001 per share; 500,000 shares authorized; 360,000 and 0 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively	360	—
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 95,920,491 and 419,437,865 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively	95,920	419,438
Common stock payable	15,250	15,250
Common stock subscription receivable	(13,750)	(13,750)
Additional paid-in capital	50,204,960	43,611,365
Accumulated deficit	(51,864,163)	(45,434,694)
Total Stockholders’ Deficit	(1,556,423)	(1,397,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,510,918	$1,248,984

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Revenue	$—	$4,241	$43,708	$4,241
Cost of goods sold	—	(3,688)	—	(3,688)
Gross Profit	—	553	43,708	553

Operating expenses
Advertising and marketing	2,610	9,593	22,770	9,593
General and administrative expenses	421,940	430,693	6,130,926	1,421,333
Depreciation and amortization	66,742	48,927	178,730	127,994
Total Operating Expenses	491,292	489,213	6,332,426	1,558,920
Other Income (Expenses)
Interest income	2	7	8	5,499
Interest expense	(6,705)	(6,931)	(20,569)	(20,644)
Loss on fair value of convertible note	(15)	—	(15,000)	—
Loss on write-off of intangible asset	—	—	(105,190)	—
Total Other (Expenses)	(6,718)	(6,924)	(140,751)	(15,145)
Loss from Operations	$(498,010)	$(495,584)	$(6,429,469)	$(1,573,512)
Net Loss	$(498,010)	$(495,584)	$(6,429,469)	$(1,573,512)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	85,983,969	410,591,730	171,019,802	416,515,952

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three months and nine months ended July 31, 2025 and 2024 (As Restated) (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2023 (Restated)	5,000,000	$5,000	—	$—	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
Regulation A stock issuances	—	—	—	—	91,501	92	33,999	—	91,409	—	125,500
Net loss for the three months ended January 31, 2024	—	—	—	—	—	—	—	—	—	(507,073)	(507,073)
Balance at January 31, 2024 (Restated)	5,000,000	$5,000	—	$—	419,433,085	$419,433	$66,250	$(23,750)	$41,561,586	$(42,603,177)	$(574,658)
Regulation A stock issuances	—	—	—	—	120,400	120	13,250	—	120,280	—	133,650
Net loss for the three months ended April 30, 2024	—	—	—	—	—	—	—	—	—	(570,855)	(570,855)
Balance at April 30, 2024 (Restated)	5,000,000	$5,000	—	$—	419,553,485	$419,553	$79,500	$(23,750)	$41,681,866	$(43,174,032)	$(1,011,863)
Regulation A stock issuances	—	—	—	—	219,028	219	(61,750)	—	218,809	—	157,278
Regulation D stock issuances	—	—	—	—	966,879	967	—	—	274,533	—	275,500
Shares cancelled as per settlement agreement - Vivaris Capital	—	—	—	—	(10,000,000)	(10,000)	—	10,000	—	—	—
Net loss for the three months ended July 31, 2024	—	—	—	—	—	—	—	—	—	(495,584)	(495,584)
Balance at July 31, 2024	5,000,000	5,000	—	—	410,739,392	410,739	17,750	(13,750)	42,175,208	(43,669,616)	(1,074,669)

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED) For the three months and nine months ended July 31, 2025 and 2024 (As Restated) (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2024	5,000,000	$5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$43,611,365	$(45,434,694)	$(1,397,391)
Regulation D stock issuances	—	—	—	—	29,293	29	—	—	14,971	—	15,000
Shares cancelled as per exchange agreement	—	—	—	—	(360,000,000)	(360,000)	—	—	—	—	(360,000)
Series B preferred stock issuances	—	—	360,000	$360	—	—	—	—	359,640	—	360,000
Stock-based compensation	—	—	—	—	16,125,000	16,125	—	—	5,076,432	—	5,092,557
Net loss for the three months ended January 31, 2025	—	—	—	—	—	—	—	—	—	(5,461,393)	(5,461,393)
Balance at January 31, 2025	5,000,000	$5,000	360,000	$360	75,592,158	$75,592	$15,250	$(13,750)	$49,062,408	$(50,896,087)	$(1,751,227)
Regulation D stock issuances	—	—	—	—	4,558,333	4,558	—	—	522,942	—	527,500
Net loss for the three months ended April 30, 2025	—	—	—	—	—	—	—	—	—	(470,066)	(470,066)
Balance at April 30, 2025	5,000,000	$5,000	360,000	$360	80,150,491	$80,150	$15,250	$(13,750)	$49,585,350	$(51,366,153)	$(1,693,793)
Regulation D stock issuances	—	—	—	—	13,190,000	13,190	—	—	380,810	—	394,000
Stock-based compensation	—	—	—	—	2,580,000	2,580	—	—	238,800	—	241,380
Net loss for the three months ended July 31, 2025	—	—	—	—	—	—	—	—	—	(498,010)	(498,010)
Balance at July 31, 2025	5,000,000	5,000	360,000	360	95,920,491	95,920	15,250	(13,750)	50,204,960	(51,864,163)	(1,556,423)

The accompanying notes are an integral part of these condensed unaudited financial statements.
8

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended July 31,
	2025	2024
		(As Restated)
Cash Flow from Operating Activities
Net loss	$(6,429,469)	$(1,573,512)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,730	127,994
Legal services provided in exchange for convertible note	45,000	—
Loss on fair value of convertible note	15,000	—
Loss on write-off of intangible asset	105,190	—
Stock-based compensation	5,333,937	—
Changes in operating assets and liabilities:
Decrease in due from related party	—	56,392
Decrease in accounts payable	(129,137)	(433)
Decrease in accrued payroll	(17,762)	—
Decrease in accrued interest payable	20,569	20,643
Operating lease ROU assets and lease liabilities, net	115	990
Decrease payroll taxes	—	(14,802)
Net Cash Used in Operating Activities	(877,827)	(1,382,728)

Cash Flows from Financing Activities
Proceeds from related party advances	509,000	800,585
Repayment of related party advances	(378,000)	—
Proceeds from security deposits	—	100,000
Proceeds from customer deposits	—	99
Proceeds from sale of common stock subscription payable	—	(14,501)
Proceeds from sale of common stock	936,500	706,429
Net Cash Provided by Financing Activities	1,067,500	1,592,612

Cash Flows from Investing Activities
Purchase of property and equipment	(177,944)	(30,354)
Purchase of long term asset	—	(335,772)
Net Cash Used in Investing Activities	(177,944)	(366,126)

Net increase (decrease) in cash	11,729	(156,242)
Cash at beginning of period	20,255	235,159
Cash at end of period	$31,984	$78,917

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Property and equipment acquired through accounts payable	$398,845	$—
Common stock cancellation per share exchange agreement	$(360,000)	$(10,000)
Series B preferred stock issuance per exchange agreement	$360,000	$—
Record right-to-use asset and lease liability per ASC 842	$—	$167,749
Convertible note issued in exchange for legal services, recorded at fair value	$60,000	$—
The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2025

NOTE 1 – ORGANIZATION AND BASIS OF ACCOUNTING

Organization

HNO International, Inc. (the “Company”) was incorporated in the State of Nevada on May 2, 2005.

The Company specializes in the design, integration, and development of green hydrogen-based clean energy technologies. The Company is committed to providing scalable products that help businesses and communities decarbonize, reduce emissions, and cut operational costs. HNO stands for Hydrogen and Oxygen. The Company is at the forefront of developing innovative solutions, such as the Compact Hydrogen Refueling System (CHRS) and the Compact Hydrogen Production System (CHPS), which can be used to produce hydrogen for various applications including fuel cell electric vehicles, hydrogen internal combustion engines, heating and cooking applications. A CHPS is highly scalable, capable of producing 100-2,000 (or more) kilograms of hydrogen per day for commercial use in various applications. In addition, the Company develops energy systems that complement the zero-emissions EV infrastructure, reduce harmful emissions, and cut maintenance costs of commercial diesel fleets. By integrating components from leading industry partners, the Company aims to transition fossil fuels to cleaner alternatives and promote lower emissions.

NOTE 2 – FINANCIAL STATEMENT RESTATEMENT

In connection with the Company’s re-audit of its financial statements for the year ended October 31, 2023, the Company’s management, in consultation with its independent registered public accounting firm, identified corrections to the valuation of service stock issued during the year ended October 31, 2023, and the termination of the patent agreement entered into on January 24, 2023. The corrections made that impact the condensed financial statements for the quarter ended July 31, 2024, are summarized as follows:

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

These adjustments have been reflected in the restated financial statements for the quarter ended July 31, 2024.

Impact of the Restatement

The impact of the restatement on the financial statements for the affected period is presented below. In addition to the below, the related notes to the financial statements have also been adjusted as appropriate to reflect the impact of the restatement.

The impact of the restatement on the relevant line items within the previously reported Condensed Unaudited Statement of Operations for the three and nine months ended July 31, 2024, previously filed is as follows:

Statement of Operations for the three months ended July 31, 2024	As Previously Reported	Adjustment	As Restated

Depreciation and amortization	$49,964	$(1,037)	$48,927
Total Operating Expenses	$490,250	$(1,037)	$489,213
Loss from Operations	$(496,621)	$1,037	$(495,584)
Net Loss	$(496,621)	$1,037	$(495,584)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.00)	$—	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	410,591,730	—	410,591,730

Statement of Operations for the nine months ended July 31, 2024	As Previously Reported	Adjustment	As Restated

Operating expenses
General and administrative expenses	$1,440,197	$(18,864)	$1,421,333
Depreciation and amortization	$120,056	$7,938	$127,994
Total Operating Expenses	$1,569,846	$(10,926)	$1,558,920
Loss from Operations	$(1,584,438)	$10,926	$(1,573,512)
Net Loss	$(1,584,438)	$10,926	$(1,573,512)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.00)	$—	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	416,515,952	—	416,515,952

The impact of the restatement on the relevant line items within the previously reported Condensed Unaudited Statement of Changes in Stockholders’ Deficit for the three and nine months ended July 31, 2024, previously filed is as follows:

Changes in Statement of Stockholders' Deficit for the three months ended July 31, 2024	As Previously Reported	Adjustment	As Restated
Beginning Additional Paid-in Capital - Balance at April 30, 2024	$41,291,591	$390,275	$41,681,866
Beginning Accumulated Deficit - Balance at April 30, 2024	$(42,697,762)	$(476,270)	$(43,174,032)
Beginning Total Stockholders' Deficit - Balance at April 30, 2024	$(920,868)	$(90,995)	$(1,011,863)
Series A preferred issued pursuant to patent agreement, shares	10,000,000	(5,000,000)	5,000,000
Series A preferred issued pursuant to patent agreement, amount	$10,000	$(5,000)	$5,000
Net loss for the three months ended July 31, 2024	$(496,621)	$1,037	$(495,584)
Ending Additional paid in capital - Balance at July 31, 2024	$41,784,933	$390,275	$42,175,208
Ending Accumulated Deficit - Balance at July 31, 2024	$(43,194,383)	$(475,233)	$(43,669,616)
Ending Total Stockholders' Deficit - Balance at July 31, 2024	$(984,711)	$(89,958)	$(1,074,669)

Changes in Statement of Stockholders' Deficit for the nine months ended July 31, 2024	As Previously Reported	Adjustment	As Restated
Beginning Additional Paid-in Capital - Balance at October 31, 2023	$41,079,902	$390,275	$41,470,177
Beginning Accumulated Deficit - Balance at October 31, 2023	$(41,609,945)	$(486,159)	$(42,096,104)
Beginning Total Stockholders' Deficit - Balance at October 31, 2023	$(92,201)	(100,884)	(193,085)
Series A preferred issued pursuant to patent agreement, shares	10,000,000	(5,000,000)	5,000,000
Series A preferred issued pursuant to patent agreement, amount	$10,000	$(5,000)	$5,000
Net loss for the nine months ended July 31, 2024	$1,584,438	$(10,926)	$1,573,512
Ending Additional paid in capital - Balance at July 31, 2024	$41,784,933	$390,275	$42,175,208
Ending Accumulated Deficit - Balance at July 31, 2024	$(43,194,383)	$(475,233)	$(43,669,616)
Ending Total Stockholders' Deficit - Balance at July 31, 2024	$(984,711)	$(89,958)	$(1,074,669)

The impact of the restatement relevant on the line items within the previously reported Condensed Unaudited Statement of Cash Flows for the nine months ended July 31, 2024, previously filed is as follows:

Statement of Cash Flows for the nine months ended July 31, 2024	As Previously Reported	Adjustment	As Restated
Cash Flow from Operating Activities
Net loss	$(1,584,438)	$10,926	$(1,573,512)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$120,056	$7,938	$127,994
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	$21,127	$(21,560)	$(433)
Operating lease ROU assets and lease liabilities, net	$844	$146	$990
Net Cash Used in Operating Activities	$(1,380,178)	$(2,550)	$(1,382,728)

Cash Flows from Investing Activities
Purchase of property and equipment	$(32,904)	$2,550	$(30,354)
Net Cash Used in Investing Activities	$(368,676)	$2,550	$(366,126)

Net increase (decrease) in cash	$(156,242)	$—	$(156,242)
Cash at beginning of period	$235,159	$—	$235,159
Cash at end of period	$78,917	$—	$78,917

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Record right-to-use asset and lease liability per ASC 842	$(135,875)	$(31,874)	$(167,749)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and nine months ended July 31, 2025.

Out-of-Period Adjustment

During the nine months ended July 31, 2025, the Company recorded an out-of-period adjustment to write off the full gross amount of a previously capitalized intangible asset related to the prototype Compact Hydrogen Refueling Station (“CHRS”). The asset was originally recorded at $136,725 following the conversion of a SAFE investment into intellectual property. Upon further evaluation, management determined that the asset did not meet the criteria for capitalization.

Management evaluated the error, both qualitatively and quantitatively, and concluded that the adjustment was not material to any prior interim or annual period. The Company recorded an expense of $105,190, presented as “Loss on write-off of intangible asset” within other expenses for the nine months ended July 31, 2025. The remaining balance of the gross asset and related accumulated amortization were removed from the balance sheet as part of the adjustment. The previously recorded amortization from earlier periods was not reversed and remains reported in those respective periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2025, and October 31, 2024, the Company did not hold any investments that qualify as cash equivalents. Therefore, the cash and cash equivalents line item in the balance sheet solely comprises cash.

The Company maintains its cash balances at financial institutions, which at times may exceed federally insured limits. While the Company monitors the credit quality of its banking institutions, cash balances in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits expose the Company to a certain degree of credit risk in the event of the financial institutions' failure.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected employees and consultants. Compensation for stock-based awards is recognized as a non-cash expense on the statement of operations. The fair value of restricted stock grants is determined using the closing market price on the grant date, adjusted for an appropriate discount to reflect the restrictions on transferability and marketability of the shares. The discount is calculated using a weighted average of comparable restricted stock transactions, which better reflects the economic impact of larger issuances and provides a more accurate representation of fair value under ASC 718. The expense associated with these awards is recorded based on the fair value on the date of grant, as determined using a pricing model commensurate with the terms of the award. This cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same income statement lines as cash compensation for the consultants and employees who receive the awards, currently included in general and administrative expenses on the statement of operations as the Company does not allocate compensation costs to Costs of Goods Sold. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

Employee Benefits

During the three months ended July 31, 2025, the Company paid $743 in employer retirement contributions, representing 3% of semi-monthly payroll for one employee over three pay periods. These contributions are made in accordance with the terms of the Company’s state-mandated retirement plan for eligible employees and are recorded as employee benefits expense in the period incurred.

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

The Company follows the provisions of ASC 740, Income Taxes, related to accounting for uncertainty in income taxes. ASC 740 prescribes a recognition threshold and measurement process for uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination by the relevant taxing authorities. The Company had no unrecognized tax benefits as of July 31, 2025 and October 31, 2024, and does not anticipate any significant changes in unrecognized tax benefits within the next 12 months.

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

During the nine months ended July 31, 2025, the Company recognized $43,708 in revenue related to the facilitation of delivery of hydrogen refueling equipment and related services. Based on its evaluation of the arrangement, the Company determined that it acted as an agent with respect to the facilitation of delivery of equipment, as it did not obtain control of the goods and the third-party vendor delivered directly to the customer. As a result, revenue was recognized on a net basis, excluding gross billings and associated third-party costs, in accordance with ASC 606.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured at fair value on a recurring basis as of July 31, 2025 were as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Convertible note payable	60,000	—	—	60,000
Total liabilities	$60,000	$—	$—	$60,000

The fair value of the convertible note increased by $15 during the three months ended July 31, 2025. This change was recognized as a loss on fair value of convertible note in the condensed statements of operations.

NOTE 4 – GOING CONCERN

On July 31, 2025, we had an accumulated deficit of $51,864,163. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2025	October 31, 2024
Vehicles	$60,702	$60,702
Small equipment	32,943	32,943
Large equipment	1,669,954	1,093,166
Property and Equipment, Gross	$1,763,599	$1,186,811
Less: Accumulated depreciation	(363,806)	(191,913)
Property and Equipment, Net	$1,399,793	$994,898

Depreciation expenses for the nine months ended July 31, 2025 and 2024 were $171,893 and $110,132 respectively.

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

As the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. As of July 31, 2025, the ROU asset was $79,141 and operating lease liabilities were $80,668. The operating lease liabilities consist of a current portion of $59,966 and a non-current portion of $20,702. The weighted average remaining lease term was 1.33 years and the weighted average discount rate was 4.14%.

Remaining lease term as of July 31, 2025:

Year	Operating Lease Payment
2025	$15,227
2026 and above	65,986
Total Payments	$81,213

NOTE 7 – COMMON STOCK

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

During the quarter ended July 31, 2025, the Company entered into Stock Subscription Agreements with accredited investors (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 13,190,000 shares of its common stock, for a cash purchase price of $394,000. The proceeds from the sale of common stock will be used for operating capital.

During the quarter ended July 31, 2025, the Company's Board of Directors granted approval for the issuance of 2,580,000 shares of our common stock valued at $241,380, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act. The issuance of these shares resulted in the recognition of stock-based compensation expense in the accompanying statement of operations.

Stock Receivable

As of July 31, 2025 and October 31, 2024, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

Stock Payable

As of July 31, 2025, the Company sold 15,250 shares of common stock under its Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $15,250 has been classified as common stock payable.

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock

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

Series B Preferred Stock

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

On December 1, 2021, the Company issued a note payable in the amount of $500,000 to HNO Green Fuels, Inc. (HNO Green Fuels) of which the CEO of the Company is also the Chief Executive Officer of HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of January 1, 2023. During the year ended October 31, 2023, $65,000 of principal was repaid. On January 17, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At July 31, 2025, there is $435,000 of principal and $6,507 of accrued interest due on this note.

On May 31, 2022, the Company issued a note payable in the amount of $590,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and has a maturity date of May 31, 2030. At July 31, 2025, there is $590,000 of principal and $37,404 of accrued interest due on this note.

On September 29, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of October 31, 2023. On January 17, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At July 31, 2025, there is $50,000 of principal and $748 of accrued interest due on this note.

On October 20, 2022, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of November 20, 2023. On January 17, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At July 31, 2025, there is $50,000 of principal and $748 of accrued interest due on this note.

On March 1, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of March 1, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At July 31, 2025, there is $50,000 of principal and $748 of accrued interest due on this note.

On March 8, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of March 8, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At July 31, 2025, there is $50,000 of principal and $748 of accrued interest due on this note.

On March 23, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of March 23, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At July 31, 2025, there is $50,000 of principal and $748 of accrued interest due on this note.

On April 3, 2023, the Company issued a note payable in the amount of $50,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of April 3, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At July 31, 2025, there is $50,000 of principal and $748 of accrued interest due on this note.

On April 13, 2023, the Company issued a note payable in the amount of $20,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of April 13, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At July 31, 2025, there is $20,000 of principal and $299 of accrued interest due on this note.

On April 17, 2023, the Company issued a note payable in the amount of $30,000 to HNO Green Fuels. This note bears an interest rate of 2% per annum and had an original maturity date of April 17, 2024. On March 1, 2024, the Company entered into an extension to the promissory note, extending the maturity date to December 31, 2024, and waiving all prior defaults. On December 19, 2024, the Company executed another extension, further extending the maturity date to December 31, 2025, and waiving all prior defaults. At July 31, 2025, there is $30,000 of principal and $588 of accrued interest due on this note.

As of July 31, 2025 and October 31, 2024, these current and long-term notes payable had an aggregate outstanding balance of $1,375,000.

As of July 31, 2025 and October 31, 2024, the Company has recorded $49,286 and $28,718, respectively in accrued interest in connection with these notes in the accompanying condensed unaudited financial statements.

Advances from Related Party

During the year ended October 31, 2024, the Company’s CEO, advanced $950,585 to the Company to cover operating expenses.

During the year ended October 31, 2024, HNO Green Fuels advanced $10,000 to the Company to cover operating expenses.

During the nine months ended July 31, 2025, the Company repaid $52,000 to Donald Owens as partial repayment of previously advanced funds.

During the nine months ended July 31, 2025, HNO Green Fuels, advanced $183,000 to the Company to cover operating expenses.

These advances are non-interest bearing and due on demand.

As of July 31, 2025 and October 31, 2024, related party advances had an outstanding balance of $1,091,585 and $960,585, respectively.

NOTE 10 – CONVERTIBLE PROMISSORY NOTE

On April 7, 2025, the Company entered into a Legal Services Agreement with Newlan Law Firm, PLLC, pursuant to which the Company issued a $45,000 principal amount convertible promissory note in payment of legal services. This convertible promissory note is convertible any time beginning 180 days from its issue date, bears interest at 8% per annum and is due in April 2026. The conversion price under this convertible promissory note is equal to 75% of the closing price of the Company’s common stock on the trading day immediately preceding the date of conversion. The convertible note is classified as a liability and measured at fair value in accordance with ASC 480, with changes in fair value recognized in the condensed statements of operations.

On the issuance date, April 7, 2025, the Company determined the fair value of the note to be $59,985 and recorded the full amount as a liability. The excess of $14,985 over the $45,000 principal amount was recognized as a loss on fair value of convertible note in the condensed statements of operations for the quarter ended April 30, 2025.

As of July 31, 2025, the fair value of the note was remeasured using the closing share price on that date. The resulting increase in fair value of $15 was recognized as a loss on fair value of convertible note in the condensed statements of operations for the three months ended July 31, 2025.

As of July 31, 2025, the Company would have accrued $1,134 in interest based on the 8% per annum rate applied to the $45,000 principal balance. This amount was not required to be recorded separately due to the fair value measurement of the convertible promissory note.

Following is the maturity schedule for the Company’s convertible notes payable as of July 31, 2025:

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 12, 2025, which represents the date the financial statements were issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

 Common Stock Issued

The Company entered into a Stock Subscription Agreement with an accredited investors (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended), whereby the Company privately sold a total of 1,625,000 shares of its common stock, $0.001 par value per share (“common stock”), for a cash purchase price of $50,000. The Company issued 1,000,000 shares on August 13, 2025 and 625,000 on September 5, 2025 as "restricted securities" under Rule 144 of the Securities Act. The Company intends to use the proceeds for general working capital purposes.

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

Results of Operations

For the three months ended July 31, 2025 and 2024

Revenue

For the three months ended July 31, 2025 and 2024, the Company recognized revenue of $0 and $4,241, respectively. Revenue in the prior year was generated from hydrogen engineering services and combustion solutions.

Cost of Goods Sold

For the three months ended July 31, 2025 and 2024, total cost of sales was $0 and $3,688, respectively. The cost of goods sold in prior year consisted of expenses related to contract labor associated with revenue generation.

Gross Profit

For the three months ended July 31, 2025 and 2024, gross profit was $0 and $553, respectively. The decrease from the prior year reflects the absence of revenue-generating activities in the current quarter.

Operating Expenses

General and administrative expenses were $421,940 for the three months ended July 31, 2025, compared to $430,693 during the same period in 2024, a decrease of $8,751. The current period included $241,380 of stock-based compensation expense. No stock-based compensation was recorded during the same period in 2024. Excluding stock-based compensation, general and administrative expenses decreased by $250,133, primarily due to reduced professional fees, lower consultant costs, and a general reduction in administrative overhead.

Depreciation and amortization expense increased by $17,815, totaling $66,742 for the three months ended July 31, 2025, compared to $48,927 for the three months ended July 31, 2024, due to depreciation associated with additional property and equipment acquired during recent prior periods.

Advertising and marketing expenses were $2,610 for the three months ended July 31, 2025, compared to $9,593 for the same period in 2024. The decrease was due to reduced outreach activities compared to the prior year, which had higher spending to support the Company’s hydrogen engineering and combustion solutions.

Other Income (Expenses)

Other expenses decreased from $6,924 for the three months ended July 31, 2024 to $6,718 for the period ended July 31, 2025.

Net Loss

Net loss for the three months ended July 31, 2025, was $498,010 compared to a net loss of $495,584 during the same period in 2024.

For the nine months ended July 31, 2025 and 2024

Revenue

For the nine months ended July 31, 2025 and 2024, the Company recognized revenue of $43,708 and $4,241, respectively. Revenue in the current period was generated from the facilitation of delivery of hydrogen equipment and related integration support. The Company concluded that it acted as an agent with respect to the equipment component of the arrangement, as it did not take control of the goods and the third-party supplier shipped directly to the customer. As a result, revenue was recognized on a net basis, limited to the Company’s retained margin. Revenue in the prior year was generated from hydrogen engineering services and combustion solutions.

Cost of Goods Sold

Cost of Goods Sold consists of direct expenses related to hydrogen engineering services and combustion solution projects, including materials, subcontracted labor, and other project-specific implementation costs. For the nine months ended July 31, 2025 and 2024, total cost of sales was $0 and $3,688, respectively. The Company acted as an agent in facilitating delivery of certain hydrogen refueling equipment during the 2025 period and did not generate separate cost of sales. The prior year’s cost of goods sold related to contract labor expenses associated with revenue-generating activities.

Gross Profit

For the nine months ended July 31, 2025 and 2024, gross profit was $43,708 and $553, respectively. The increase reflects revenue generated from the facilitation of delivery of hydrogen equipment and integration support services. As the Company was acting as an agent with respect to the equipment delivered by a third-party vendor, no cost of goods sold was recognized, and gross profit equaled the margin retained.

Operating Expenses

General and administrative expenses were $6,130,926 for the nine months ended July 31, 2025, compared to $1,421,333 during the same period in 2024, a decrease of $4,709,593. The current period included $5,333,937 of stock-based compensation expense. No stock-based compensation was recorded during the same period in 2024. Excluding stock-based compensation, general and administrative expenses decreased by $358,842, primarily due to reduced professional fees, lower consultant costs, and a general reduction in administrative overhead.

Depreciation and amortization expense increased by $50,736 to $178,730 for the nine months ended July 31, 2025, compared to $127,994 for the same period in 2024, reflecting depreciation on additions to property and equipment.

Advertising and marketing expenses were $22,770 for the nine months ended July 31, 2025, compared to $9,593 for the same period in 2024. The increase reflects the Company’s expanded outreach and promotional activities supporting its hydrogen engineering and combustion solutions offerings.

Other Income (Expenses)

Other expenses increased from $15,145 for the nine months ended July 31, 2024 to $140,751 for the period ended July 31, 2025, the increase primarily related to $15,000 loss on fair value of convertible note related to the issuance of a convertible note in exchange for legal services and $105,190 loss on the write-off of intangible asset as a result of an out-of-period adjustment due to the incorrect capitalization of costs associated with developed intellectual property.

Net Loss

Net loss for the nine months ended July 31, 2025, was $6,429,469 compared to a net loss of $1,573,512 during the same period in 2024.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended July 31, 2025 of $498,010 and had an accumulated deficit of $51,864,163 at July 31, 2025. At July 31, 2025, we had a cash balance of $31,984, compared to a cash balance of $20,255 at October 31, 2024. At July 31, 2025, the working capital deficit was $2,424,655, compared to a working capital deficit of $1,969,965 at October 31, 2024. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

For the Nine months Ended July 31, 2025 and 2024

The following table summarizes our cash flows for the periods indicated below:

	For the Nine months Ended July 31, 2025	For the Nine months Ended July 31, 2024
Cash Used in Operating Activities	$(877,827)	$(1,382,728)
Cash Provided by Financing Activities	1,067,500	1,592,612
Net cash used in investing activities	$(177,944)	$(366,126)

Cash Used in Operating Activities

During the nine months ended July 31, 2025, cash used in operating activities amounted to $(877,827), primarily reflecting our net loss of $(6,429,469). This impact was largely offset by non-cash items, primarily $5,333,937 in stock-based compensation, along with depreciation and amortization of $178,730, a $105,190 loss on write-off of an intangible asset, and $60,000 related to a convertible note issued for legal services, including $45,000 recognized as legal expense and a $15,000 fair value adjustment. Changes in working capital included a decrease in accounts payable of $(129,137) and a decrease in accrued payroll of $(17,762), partially offset by a $20,569 increase in accrued interest payable.

During the nine months ended July 31, 2024, cash used in operating activities totaled $(1,382,728), primarily reflecting our net loss of $(1,573,512). This was offset by non-cash charges such as depreciation and amortization amounting to $127,994. Additionally, there was a decrease in due from related party of $56,392 and an increase in accrued interest payable of $20,643 and a decrease in payroll taxes of $14,802, contributing to the overall cash movements during the period.

Cash provided by Financing Activities

During the nine months ended July 31, 2025, cash provided by financing activities was $1,067,500, which consisted of net proceeds from related party advances of $131,000 and proceeds from the sale of common stock of $936,500.

During the nine months ended July 31, 2024, cash provided by financing activities was $1,592,612, which consisted of proceeds from related party advances of $800,585, $706,429 from the sale of common stock, $14,501 in proceeds from common stock subscription payable, and a $100,000 refund of a security deposit.

Cash Used in Investing Activities

During the nine months ended July 31, 2025, cash used in investing activities was $(177,944), which consisted of the purchase of property.

During the nine months ended July 31, 2024, cash used in investing activities was $(366,126), which consisted of the purchase of property and equipment and purchase long-term assets.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended July 31, 2025, the Company incurred a net loss of $6,429,469 and used cash in operating activities of $877,827, and on July 31, 2025, had stockholders’ deficit of $1,556,423. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

Employee Benefits

During the quarter ended July 31, 2025, the Company paid $743 in employer retirement contributions, representing 3% of semi-monthly payroll for one employee over three pay periods. These contributions are made in accordance with the terms of the Company’s state-mandated retirement plan for eligible employees and are recorded as employee benefits expense in the period incurred.

Fair Value Measurement of Convertible Instruments

The Company evaluates convertible financial instruments in accordance with ASC 480 to determine whether an instrument should be equity classified, or liability classified. The Company issued a $45,000 convertible note in connection with a legal service agreement during the period that allows for a fixed dollar amount to be settled in a variable number of shares which requires liability classification and was measured at fair value on initial recognition.

On the issuance date, the Company determined the fair value of the note to be $59,985 and recorded the full amount as a liability. The excess of $14,985 over the $45,000 principal amount was recognized as a loss on fair value of the convertible note in the condensed statements of operations.

Fair value is determined in accordance with ASC 820 using available market inputs. Instruments classified as liabilities and measured at fair value are evaluated on a recurring basis, with changes in fair value recognized in the statements of operations. For the three months ended July 31, 2025, the Company recorded an additional $15 loss in connection with the change in fair value of the convertible note.

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

Outstanding Share Data

As of July 31, 2025, the following securities were outstanding:

Common Stock: 95,920,491 shares

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table includes all unregistered sales of securities made by the Company during the quarter ended July 31, 2025:

Date	Name	Consideration	Securities	Exemption from Registration
5/13/2025	Johnny Smith	Cash	400,000	Rule 506 (b) of Regulation D
5/13/2025	Samuel Austin Cutler	Cash	100,000	Rule 506 (b) of Regulation D
5/23/2025	Ubong E. Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
5/30/2025	Theodore O. Spaulding III	Cash	400,000	Rule 506 (b) of Regulation D
6/2/2025	Samuel Austin Cutler	Cash	300,000	Rule 506 (b) of Regulation D
6/5/2025	Eno Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
6/18/2025	Vindicated Phoenix Corp.	Cash	400,000	Rule 506 (b) of Regulation D
6/18/2025	Samuel Austin Cutler	Cash	100,000	Rule 506 (b) of Regulation D
6/18/2025	Jyi Chao Li	Cash	340,000	Rule 506 (b) of Regulation D
6/18/2025	Deborah D. Phillips	Cash	1,200,000	Rule 506 (b) of Regulation D
7/7/2025	Eno Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
7/3/2025	Ubong E. Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
6/30/2025	Vindicated Phoenix Corporation	Cash	1,000,000	Rule 506 (b) of Regulation D
7/23/2025	Vindicated Phoenix Corporation	Cash	100,000	Rule 506 (b) of Regulation D
7/30/2025	Stephen Z Morrell	Cash	4,800,000	Rule 506 (b) of Regulation D
7/10/2025	Samuel Austin Cutler	Cash	50,000	Rule 506 (b) of Regulation D

No commissions were paid in connection with the sales of securities above. Proceeds from the sale of common stock were applied toward operating capital to support the Company's operations.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended July 31, 2025.

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

