Form 10-K
period 2025-10-31
HNO International, Inc.
filed 2026-02-06
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56568

HNO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

41558 Eastman Drive, Suite B Murrieta, California	92562
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $24,419,192 on April 30, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 5, 2026, the registrant had 101,821,989 outstanding shares of Common Stock.

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

Our Business

We are at the forefront of developing innovative integrated products that cater to various uses of green hydrogen, both current and future. These include:

•	Solar/hydrogen powered micro-grids designed to provide power to a specific industrial development or residential community, for example, independent of the legacy power grid.
•	Hydrogen refueling and generation systems for Fuel Cell Electric vehicles, such as forklifts, drones, cars, and trucks, as well as for zero-emission heating and cooking applications.
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

Our Products

We have four products that we offer for sale, all of which are commercially available. Our current products are described below.

HyGridTM System. Our HyGridTM System is a solar/hydrogen powered micro-power grid designed to provide power to a specific industrial development or residential community, for example, independent of the legacy power grid. The adjacent graphic illustrates the base design of our HyGridTM System.

There is a growing demand for micro-power grids that operate independent of the legacy power grid. The HyGridTM System is a solar/hydrogen powered micro-grid designed to provide power to a specific industrial development or residential community, for example. We believe that our HyGridTM System offers a cost-effective solution to potential customers, including real estate subdivisions and industrial developments. Each HyGridTM System will cost approximately $2,500,000 for us to construct on behalf of a customer at the customer’s location – we would retain ownership of each HyGridTM System. Once completed, we will enter into a power purchase agreement with the customer, by which we will generate revenue.

Compact Hydrogen Refueling Station. Our Compact Hydrogen Refueling Station (CHRS) product offers a cost-effective solution for rapidly deploying hydrogen production in the 50 KG to 200 KG per day range. The CHRS System has a dispensing system that can be adapted for vehicles (trucks, buses, etc.), warehouse equipment (forklifts) or other fuel cell applications, including power generation. The need for hydrogen refueling stations is growing as more fuel cell vehicles come on the road. Current solutions are expensive, require a long permitting and installation process and consistently face outages. Our CHRS System, each of which is to be sold at a price of $375,000, seeks to solve these problems and address market demand. We are marketing this product to customers for delivery to customers in the first quarter of 2026.

Scalable Hydrogen Energy Platform. Our Scalable Hydrogen Energy Platform (SHEP) is an innovative scalable, modular hydrogen energy system that efficiently produces, stores, and dispenses green hydrogen made from water. Our cost-effective platform prioritizes flexibility and is designed to meet a wide range of diverse, growing hydrogen demands across multifaceted applications. Our SHEP System is capable of producing hydrogen at rates from 100 Kilograms per day to over 2,000 kilograms per day for use in commercial applications such as fuel for transportation, power generation, and industrial processes, as well as in the production of chemicals and materials. We are currently developing a containerized version of the SHEP system.

Hydrogen Carbon Cleaner. Our Hydrogen Carbon Cleaner (HCC) is a device used to clean carbon deposits from internal combustion engines. After demonstrating the technology with our prototype to prospective customers, any resulting orders for an HCC device would be delivered within 60 days.

Hydrogen Production Facility. The Company plans to develop a hydrogen production facility designed to produce up to 1,000 kilograms of hydrogen per day. The facility is intended to be located at a leased industrial site in Katy, Texas, which is subject to completion of landlord construction and build-out. As of October 31, 2025, the Company had not commenced occupancy of the facility, and hydrogen production activities had not begun.

During 2025, the Company obtained approximately $250,000 needed to complete this project. Following a brief pre-start-up interruption in September 2025, the Company has continued pre-operational activities and currently expects the facility to commence full-scale commercial production of hydrogen in early 2026. Based on current assumptions, the Company estimates revenues of approximately $2,555,000 over the next 12 months [1,000 kg of hydrogen produced per day without interruption multiplied by an expected average sale price of $7.00 per kg would yield daily revenues of approximately $7,000; $7,000 in daily revenues multiplied by 365 days yields a total revenues of approximately $2,555,000 in revenues].

The Company has also identified a second location for hydrogen production in Lancaster, California; no prediction as to if and when we will be able to construct such facility, due to our lack of capital. There is no assurance that we will be able to obtain such needed capital.

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

Fuel Cell EV Growth

The adoption of FCEVs is expected to increase over time as advancements in hydrogen technology, infrastructure development, and regulatory support continue. Growth in hydrogen production capacity is generally correlated with increased deployment of hydrogen-powered vehicles and related applications.

Factors supporting potential growth in FCEV adoption include increasing government support and funding for the development of hydrogen infrastructure, advancements in fuel cell technology, and increasing consumer awareness and acceptance of FCEVs. In addition, many countries have set ambitious targets to reduce greenhouse gas emissions, and deploying FCEVs is seen as a key measure to achieving these goals.

However, the pace and scale of FCEV adoption is highly dependent on the success of the hydrogen economy and the availability of hydrogen fueling stations. The growth of FCEVs also depends on the cost of hydrogen and the competition with other technologies such as battery electric vehicles.

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

Our Unique Solutions

Compact and Modular. Our CHRS delivers modular, compact green hydrogen refueling stations and could have significant value in the growing hydrogen FCEV market. These types of stations are designed to be compact, easy to install, and highly efficient, which can help to reduce the cost of building and maintaining the typical hydrogen refueling stations.

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

Additionally, these types of stations can be powered by renewable energy sources, such as solar or wind power, which can reduce their environmental impact and help to promote the use of green hydrogen as a fuel.

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

Scalable Hydrogen Energy Platform (SHEP). Unlike traditional large-scale hydrogen production plants, our plants are smaller, more cost-effective, and quicker to permit, install, and scale. One of the key benefits of our approach is the use of low-cost, PGM-free electrolysis technology. This technology eliminates the need for expensive and rare platinum group metals, making green hydrogen production more sustainable and cost-effective. This is particularly important in today's market, where the price of these metals has been increasing, making traditional hydrogen production more expensive.

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

In the case of the SHEP, where the volume of hydrogen that can be produced is from 100 Kilograms per day to over 2,000 (or more) kilograms per day, we can service current and emerging hydrogen gas markets, including ammonia, fertilizer, steel, mining, electronics, semiconductors, in addition to fuel cell refueling stations.

Existing Engines. We are manufacturing custom hydrogen carbon cleaning equipment for engine service providers in the engine cleaning industry. Hydrogen is currently used for Internal Combustion Engine (“ICE”) decarbonization and maintenance prevention market through manufacturing hydrogen carbon cleaning equipment for engine service providers.

We have been actively developing and integrating hydrogen technologies that can effectively reduce diesel engine emissions and maintenance requirements. By using hydrogen for cleaning existing engines, our technology can significantly reduce harmful emissions such as particulate matter, nitrogen oxides, and carbon dioxide, while also improving engine performance and extending engine life.

Corporate Growth Strategy

Our growth strategy focuses on monetizing our current products, as well as expanding our product offerings and target markets. This will be achieved through ongoing research and development to identify new opportunities, as well as strategic partnerships and collaborations with key players in our target markets.

We will target our products to businesses and communities that are looking to decarbonize. Our sales and marketing strategies will focus on building relationships with key players in our target markets, such as current users of industrial hydrogen, the emerging hydrogen refueling market, hydrogen vehicle manufacturers, engine service providers and diesel fleet operators.

Market Competition

The hydrogen production market is currently dominated by industrial gas producers using Steam Methane Reforming (“SMR”) which use carbon-based feedstock as the energy input for the hydrogen production. The result of these methods results in gray and black hydrogen, both of which carry a significant residual carbon footprint.

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

We are focused on the production of green hydrogen, using renewable energy as the input power to produce green hydrogen with a lower carbon footprint. We are an innovator in this emergent marketplace. While we are a market leader, there are a few early competitors in green hydrogen, such as Nel, Plug Power, ITM Power, and Nikola.

We, alternatively, either team up or compete with these green hydrogen companies, depending on the specific market opportunity.

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

Current Market

The global market for hydrogen consumption is expected to grow over time as governments, utilities, and industrial users pursue decarbonization initiatives and alternative energy solutions. The Company is focused on developing and deploying small- to medium-scale green hydrogen production, storage, and dispensing systems intended to support anticipated demand for hydrogen-based energy applications.

Properties

We operate out of an approximately 5,000 square foot facility in Murrieta, California, which management believes is sufficient to meet its current operational needs.

In addition, the Company has entered into a lease agreement for an approximately 25,000 square foot industrial facility located in Katy, Texas. The leased facility is intended to support future hydrogen production operations. The commencement of the lease and the Company’s occupancy of the facility are subject to completion of landlord construction and build-out. As of October 31, 2025, construction had not been completed, the Company had not taken possession of the facility, and no operations had commenced at the location.

Employees

As of October 31, 2025, we had two full-time employees, our two executive officers, and no part-time employees.

Environmental Consideration

Our operations post a limited environmental risk, and we have no past environmental violations. We also do not require special environmental permits to conduct our business activities.

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

We will follow standard procedures for any environmental insurance coverage or other risk management strategies that we have in place. We are committed to protecting the environment and ensuring our business operations are conducted in an environmentally conscious manner.

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

We have concluded that conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date the financial statements are issued. Management considered, among other factors, the Company’s accumulated deficit, history of operating losses, the excess of liabilities over assets, and the Company’s dependence on obtaining additional financing to meet its obligations as they become due. If we are unable to continue as a going concern, we may be forced to significantly curtail or cease operations, and investors could lose all or a portion of their investment.

We have a limited operating history.

We have a limited operating history. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least for the foreseeable future. We can make no assurances that we will be able to effectuate our strategies or otherwise to generate sufficient revenue to continue operations.

During the year ended October 31, 2025, our total revenue was $65,561, and we had a net loss of $6,615,496. During the year ended October 31, 2024, our total revenue was $4,241, and we had a net loss of $3,338,590.

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

Our Chairman and Chief Executive Officer, Donald Owens, is the sole holder of our Series A Preferred Stock and, along with his ownership of a substantial percentage of our Common Stock, controls a majority of the voting power of our Company. For so long as Mr. Owens holds all of the shares of Series A Preferred Stock and a substantial percentage of our Common Stock, he is expected to hold a majority of our outstanding voting power and he will control the outcome of matters submitted to a stockholder vote, including the appointment of all directors of the Company.

Our management controls all corporate activities and can approve all transactions, including mergers, without the approval of other stockholders.

Our Chairman and Chief Executive Officer, Donald Owens, owns all of the shares of our Series A Preferred Stock that gives him the rights to 55 votes per share of our Company as well as is ownership of a substantial percentage of our Common Stock. Other members of our management also own shares of our Common Stock. Therefore, our management effectively controls all corporate activities and can approve transactions, including possible mergers, issuance of shares and compensation levels, without the approval of other stockholders. The decisions of our management may not be consistent with or in the best interests of other stockholders.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required significant changes in corporate governance practices of public companies, which increase our ongoing compliance costs and make certain activities more time-consuming and costly. As a public company, these rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Risks Related to Our Market

We may be unable to successfully execute and operate our green hydrogen production projects and such projects may cost more and take longer to complete than we expect.

As part of our vertical integration strategy, we are developing green hydrogen production facilities at locations across the United States and Canada. Our ability to successfully complete and operate these projects is not guaranteed. These projects will impact our ability to meet and supplement the hydrogen demands for our products and services, for both existing and prospective customers. Our hydrogen production projects are dependent, in part, upon our ability to obtain and deploy the equipment required for such projects. Demand for such equipment by external customers may concurrently affect our ability to meet the internal requirements for our hydrogen production projects. The timing and cost to complete the construction of our hydrogen production projects are subject to a number of factors outside of our control and such projects may take longer and cost more to complete and become operational than we expect.

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

Dependence on Key Suppliers and Domestic Content Requirements Could Adversely Affect Our Business

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

We rely on certain key suppliers for critical components in our products, and there are numerous other components for our products that are sole sourced. If we fail to maintain our relationships with our suppliers or build relationships with new suppliers, or if suppliers are unable to meet our demand, we may be unable to manufacture our products, or our products may be available only at a higher cost or after a delay. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources. Furthermore, we may become increasingly subject to domestic content sourcing requirements and Buy America preferences, as required under certain United States federal infrastructure funding sources. Domestic content preferences and Buy America requirements may mandate that we source certain components and materials from within the United States. Conformity with these provisions potentially depends upon our ability to increasingly source components or certain materials from within the United States. An inability to meet these requirements could have a material adverse effect on our ability to successfully compete for certain projects or awards utilizing federal funds subject to such mandates.

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

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, investors, banks and other financial institutions may be reluctant to enter into any lending or financial transactions with us, because we intend to engage in environmentally regulated energy infrastructure activities that could have environmental impacts if not managed properly. If any of the source of funding is unavailable to us, our growth may be limited, and our operating profit may be impaired.

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

Our access to capital will depend upon several factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to obtain capital to finance, the operation could be negatively impacted. In addition, investors, banks and other financial institutions may be reluctant to enter into financing transactions with us, because we intend to engage in environmentally regulated energy infrastructure activities that could operate a mining excavation operation. If this source of funding is unavailable to us, our growth may be limited, and our operating profit may be impaired.

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

Risks Related to Our Common Stock

Future capital raises necessary to fund our operations will dilute existing stockholders, possibly substantially.

Our limited cash resources and ongoing operating losses require us to raise substantial additional capital to continue operations and execute our business plan. As of October 31, 2025, we had cash of only $9,525 and an accumulated deficit of $52,050,190. We will need to raise significant capital through sales of equity securities, which will dilute existing stockholders' ownership interests and may dilute the value of their investment.

We expect to need substantially more capital to fund our operations and growth initiatives, including the development and deployment of our hydrogen production facilities. Such capital raises may occur at prices at or below the then-current market price of our common stock, resulting in substantial dilution to existing stockholders.

The amount of dilution will depend on several factors, including the amount of capital we need to raise, the timing of such capital raises, the market price of our common stock at the time of any financing, and the terms we are able to negotiate with investors. Given our financial condition and capital requirements, investors should expect significant dilution to their ownership percentage. There is no assurance that we will be able to raise capital on terms acceptable to us, or at all, and failure to obtain such capital would have a material adverse effect on our business and could force us to curtail or cease operations

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that investors may have difficulty reselling their shares and may cause the price of the shares to decline.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	The potential effects of future health pandemics and related variants;

•	The impact of conflict between the Russian Federation and Ukraine on our operations;

•	Geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;

•	Changes in our industry;

•	Competitive pricing pressures;

•	Our ability to obtain working capital financing;

•	Additions or departures of key personnel;

•	Sales of our common stock;

•	Our ability to execute our business plan;

•	Operating results that fall below expectations;

•	Loss of any strategic relationship;

•	Regulatory developments; and

•	Economic and other external factors.

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

The market valuation of companies, such as ours, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

1.	Changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

2.	Fluctuations in stock market prices and volumes, particularly among securities of companies such as ours;
19

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company has not experienced any material cybersecurity incidents during the reporting period, and there are no additional disclosures required pursuant to Item 106 of Regulation S-K.

ITEM 2. PROPERTIES.

We operate out of an approximately 5,000 square foot facility in Murrieta, California. We believe this facility is sufficient to meet our current and near-term operational needs.

In addition, the Company has entered into a lease agreement for an approximately 25,000 square foot industrial facility located in Katy, Texas. The leased facility is intended to support future hydrogen production operations. The commencement of the lease and the Company’s occupancy of the facility are subject to completion of landlord construction and build-out. As of October 31, 2025, construction had not been completed, the Company had not taken possession of the facility, and no operations had commenced at the location.

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

Fiscal Year Ended October 31, 2025:	High	Low
First Quarter	$1.16	$0.98
Second Quarter	$0.96	$0.83
Third Quarter	$0.57	$0.49
Fourth Quarter	$0.48	$0.42

Fiscal Year Ended October 31, 2024:	High	Low
First Quarter	$0.63	$0.52
Second Quarter	$1.08	$1.02
Third Quarter	$1.01	$0.95
Fourth Quarter	$1.20	$1.13

Holders of Our Common Stock

As of February 6, 2026, there were approximately 687 stockholders of record. Because shares of our Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The following table includes all unregistered sales of securities made by us during the year ended October 31, 2025:

Date	Name	Consideration	Securities	Exemption from Registration
11/13/2024	Grishmeshwar Prasad Sinha	Cash	11,111	Rule 506 (b) of Regulation D
12/5/2024	Dharunkumar Sadasivam	Cash	9,091	Rule 506 (b) of Regulation D
1/7/2025	Dharunkumar Sadasivam	Cash	9,091	Rule 506 (b) of Regulation D
2/18/2025	John Michael Mosby	Cash	500,000	Rule 506 (b) of Regulation D
2/19/2025	Gordon E Mosby	Cash	500,000	Rule 506 (b) of Regulation D
2/19/2025	Gordon E Mosby	Cash	500,000	Rule 506 (b) of Regulation D
2/26/2025	Dwight McNeal Ford	Cash	125,000	Rule 506 (b) of Regulation D
2/28/2025	Gordon E Mosby	Cash	500,000	Rule 506 (b) of Regulation D
3/3/2025	Dwight McNeal Ford	Cash	75,000	Rule 506 (b) of Regulation D
3/10/2025	Ubong E Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
3/10/2025	Eno Ituen	Cash	333,333	Rule 506 (b) of Regulation D
3/12/2025	Deborah D. Phillips	Cash	250,000	Rule 506 (b) of Regulation D
3/12/2025	Dwight M Ford	Cash	50,000	Rule 506 (b) of Regulation D
3/14/2025	Deborah D. Phillips	Cash	250,000	Rule 506 (b) of Regulation D
3/17/2025	Dwight M Ford	Cash	50,000	Rule 506 (b) of Regulation D
3/20/2025	Ramanathan Gnanadesikan	Cash	350,000	Rule 506 (b) of Regulation D
3/26/2025	Yi Li	Cash	75,000	Rule 506 (b) of Regulation D
5/13/2025	Johnny Smith	Cash	400,000	Rule 506 (b) of Regulation D
5/13/2025	Samuel Austin Cutler	Cash	100,000	Rule 506 (b) of Regulation D
5/23/2025	Ubong E. Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
5/30/2025	Theodore O. Spaulding III	Cash	400,000	Rule 506 (b) of Regulation D
6/2/2025	Samuel Austin Cutler	Cash	300,000	Rule 506 (b) of Regulation D
6/5/2025	Eno Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
6/18/2025	Vindicated Phoenix Corp.	Cash	400,000	Rule 506 (b) of Regulation D
6/18/2025	Samuel Austin Cutler	Cash	100,000	Rule 506 (b) of Regulation D
6/18/2025	Jyi Chao Li	Cash	340,000	Rule 506 (b) of Regulation D
6/18/2025	Deborah D. Phillips	Cash	1,200,000	Rule 506 (b) of Regulation D
7/7/2025	Eno Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
7/3/2025	Ubong E. Ituen	Cash	1,000,000	Rule 506 (b) of Regulation D
6/30/2025	Vindicated Phoenix Corporation	Cash	1,000,000	Rule 506 (b) of Regulation D
7/23/2025	Vindicated Phoenix Corporation	Cash	4,800,000	Rule 506 (b) of Regulation D
7/30/2025	Stephen Z Morrell	Cash	50,000	Rule 506 (b) of Regulation D
7/10/2025	Samuel Austin Cutler	Cash	100,000	Rule 506 (b) of Regulation D
8/13/2025	Deborah D. Phillips	Cash	1,000,000	Rule 506 (b) of Regulation D
9/5/2025	John Chaney	Cash	625,000	Rule 506 (b) of Regulation D
9/15/2025	Yi LI	Cash	1,000,000	Rule 506 (b) of Regulation D
9/30/2025	Theodore O. Spaulding III	Cash	1,250,000	Rule 506 (b) of Regulation D
10/2/2025	Deborah D. Phillips	Cash	1,000,000	Rule 506 (b) of Regulation D

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

Overview

HNO International, Inc., a Nevada corporation, focuses on systems engineering design, integration, and product development to generate green hydrogen-based clean energy solutions to help businesses and communities decarbonize in the near term.

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

Results of Operations

For the Years Ended October 31, 2025 and 2024

Revenues

For the years ended October 31, 2025 and 2024, the Company recognized revenue of $65,561 and $4,241, respectively. Revenue in the current period was generated from the facilitation of delivery of hydrogen equipment and related integration support. The Company concluded that it acted as an agent with respect to the equipment component of the arrangement, as it did not take control of the goods and the third-party supplier shipped directly to the customer. As a result, revenue was recognized on a net basis, limited to the Company’s retained margin. Revenue in the prior year was generated from hydrogen engineering services and combustion solutions.

Cost of Goods Sold

Cost of Goods Sold consists of direct expenses related to hydrogen engineering services and combustion solution projects, including materials, subcontracted labor, and other project-specific implementation costs. For the years ended October 31, 2025 and 2024, total cost of sales was $0 and $3,688, respectively. The Company acted as an agent in facilitating delivery of certain hydrogen refueling equipment during the 2025 period and did not generate separate cost of sales. The prior year cost of goods sold related to contract labor expenses associated with revenue-generating activities.

Gross Profit

For the years ended October 31, 2025 and 2024, gross profit was $65,561 and $553, respectively. The increase reflects revenue generated from the facilitation of delivery of hydrogen equipment and integration support services. As the Company was acting as an agent with respect to the equipment delivered by a third-party vendor, no cost of goods sold was recognized, and gross profit equaled the margin retained.

Operating Expenses

Operating expenses for the year ended October 31, 2025, were $6,527,243 compared to $3,317,069 for the year ended October 31, 2024.

General and administrative expenses were $6,259,342 for the year ended October 31, 2025, compared to $3,129,989 for the year ended October 31, 2024, an increase of $3,129,353. The year ended October 31, 2025 included $5,333,937 of stock-based compensation expense compared to $1,192,356 of stock-based compensation in 2024. Excluding stock-based compensation, general and administrative expenses decreased by $1,012,228, primarily due to reduced professional fees, lower consultant costs, and a general reduction in administrative overhead resulting from management’s cost containment measures and reduced use of third-party service providers.

Depreciation and amortization expense increased by $65,459, totaling $245,131 for the year ended October 31, 2025, compared to $179,672 for the year ended October 31, 2024, due to depreciation associated with additional property and equipment acquired during recent prior periods.

Advertising and marketing expenses were $22,770 for the year ended October 31, 2025, compared to $7,408 for the year ended October 31, 2024. The increase of $15,362 was due to expanded outreach and promotional activities supporting product development and brand awareness.

Other Income (Expenses)

Other expenses increased from $22,074 for the year ended October 31, 2024 to $153,814 for the year ended October 31, 2025, the increase primarily related to $14,867 loss on fair value of convertible note related to the issuance of a convertible note in exchange for legal services and $105,190 loss on the write-off of intangible asset as a result of an out-of-period adjustment due to the incorrect capitalization of costs associated with developed intellectual property.

Net Loss

Net loss for the year ended October 31, 2025, was $6,615,496 compared to a net loss of $3,338,590 for the year ended October 31, 2024.

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

Liquidity and Capital Resources

For the Years Ended October 31, 2025 and 2024

Our cash balance of $9,525 as of October 31, 2025, combined with the current level of revenues, is insufficient to maintain operations. Therefore, we will need to raise additional funds in the near future to support our operations and growth plans. Our cash balance on October 31, 2024, was $20,255, reflecting a decrease of $10,730 over the year. This decrease is attributable to significant cash outflows related to operating and investing activities.

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

Cash Flow

For the Years Ended October 31, 2025 and 2024

The following table summarizes our cash flows for the periods indicated below:

	For the Year Ended October 31, 2025	For the Year Ended October 31, 2024
Cash Used in Operating Activities	$(960,488)	$(1,802,678)
Cash Provided by Financing Activities	$1,176,701	$2,002,612
Cash Used in Investing Activities	$(226,943)	$(414,838)

Cash Used in Operating Activities

During the year ended October 31, 2025, cash used in operating activities amounted to $960,488, primarily reflecting our net loss of $6,615,496. This impact was largely offset by non-cash items, primarily $5,333,937 in stock-based compensation, along with depreciation and amortization of $245,131, a $105,190 loss on write-off of an intangible asset, and $59,867 expense related to a convertible note issued for legal services, including $45,000 recognized as legal expense and a $14,867 fair value adjustment. Changes in working capital included an increase in accounts payable of $228,362 and a decrease in accrued payroll of $17,780, partially offset by a $27,500 increase in accrued interest payable.

During the year ended October 31, 2024, cash used in operating activities totaled $1,802,678, primarily reflecting our net loss of $3,338,590. This was offset by non-cash charges such as depreciation and amortization amounting to $179,672. Additionally, there was a decrease in due from related party of $56,392 and a decrease in accrued interest payable of $12,425 and a decrease in payroll taxes of $14,802.

Cash Provided by Financing Activities

 During the year ended October 31, 2025, cash provided by financing activities was $1,176,701, which consisted of net proceeds from related party advances of $127,800 and proceeds from the sale of common stock of $1,049,000.

In comparison, during the year ended October 31, 2024, cash provided by financing activities was $2,002,612, which consisted of proceeds from related party advances of $960,585, $958,929 from the sale of common stock, $17,011 in proceeds from common stock subscription payable, and a $100,000 refund of a security deposit.

Cash Provided by Investing Activities

During the year ended October 31, 2025, cash used in investing activities was $226,943, which consisted of the purchase of property.

For the year ended October 31, 2024, cash used in investing activities was $414,838, which consisted of the purchase of property and equipment and purchase long-term assets.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended October 31, 2025, we incurred a net loss of $6,615,496 and used cash in operating activities of $960,488. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

HNO INTERNATIONAL, INC.

INDEX

October 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FINANCIAL STATEMENTS (PCAOB ID #6968)	F-1
Audited Balance Sheets	F-2
Audited Statements of Operations and Comprehensive Income	F-3
Audited Statement of Stockholders' Equity	F-4
Audited Statements of Cash Flows	F-5
Notes to Audited Financial Statements	F-6

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635 bartoncpafirm.com Cypress, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Donald Owens, Chairman of the Board of Directors

and Stockholders of HNO International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HNO International, Inc (the Company) as of October 31, 2025 and 2024, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained significant losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in that regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

The evaluation of the Company’s ability to continue as a going concern was a critical audit matter. As discussed in Note 3, the Company has incurred recurring losses and negative operating cash flows, which raised substantial doubt about its ability to continue as a going concern. Auditing management’s assessment required significant judgment due to the Company’s reliance on funding from related parties to meet its liquidity needs. Our procedures included evaluating the availability and terms of related-party financing, assessing management’s plans to obtain such funding, and evaluating the adequacy of the related disclosures in the financial statements.

Valuation of Service Stock

The valuation of service stock was a critical audit matter. Auditing the valuation of service stock involved significant judgment due to the complexity of determining fair value. Our procedures included evaluating management’s valuation methodology, testing key assumptions and inputs, and evaluating the adequacy of related disclosures.

We have served as the Company’s auditor since 2024.

 /s/ Barton CPA PLLC

Barton CPA PLLC

Cypress, Texas

February 6, 2026

HNO INTERNATIONAL, INC. BALANCE SHEETS

	October 31,	October 31,
	2025	2024
ASSETS
Current Assets
Cash	$9,525	$20,255
Accounts receivable	332,669	—
Other receivable	1,000	—
Total Current Assets	343,194	20,255

Non-Current Assets
Property and equipment, net	1,323,189	994,898
Long term asset, net	—	112,026
Right-of-use asset	64,637	121,805
Total Non-Current Assets	1,387,826	1,228,729
TOTAL ASSETS	$1,731,020	$1,248,984

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	715,236	138,029
Accrued payroll	(18)	17,762
Accrued interest payable	56,345	28,845
Lease liability	60,953	57,062
Payroll tax	—	2,838
Advances, related party	1,088,385	960,585
Customer deposits	—	99
Convertible note payable, at fair value	59,867	—
Notes payable, related party	785,000	785,000
Total Current Liabilities	2,765,768	1,990,220

Non-Current Liability
Lease liability	5,202	66,155
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	595,202	656,155
Total Liabilities	3,360,970	2,646,375

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of October 31, 2025 and October 31, 2024, respectively	5,000	5,000
Series B, par value $0.001 per share; 500,000 shares authorized; 360,000 and 0 shares issued and outstanding as of October 31, 2025 and October 31, 2024, respectively	360	—
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 100,795,491 and 419,437,865 shares issued and outstanding as of October 31, 2025 and October 31, 2024, respectively	100,795	419,438
Common stock payable	25,250	15,250
Common stock subscription receivable	(13,750)	(13,750)
Additional paid-in capital	50,302,585	43,611,365
Accumulated deficit	(52,050,190)	(45,434,694)
Total Stockholders’ Deficit	(1,629,950)	(1,397,391)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,731,020	$1,248,984
The accompanying notes are an integral part of these financial statements.
F-3

HNO INTERNATIONAL, INC. STATEMENTS OF OPERATIONS

	For the year Ended October 31,
	2025	2024

Revenue	$65,561	$4,241
Cost of goods sold	—	(3,688)
Gross Profit	65,561	553

Operating expenses
Advertising and marketing	22,770	7,408
General and administrative expenses	6,259,342	3,129,989
Depreciation and amortization	245,131	179,672
Total Operating Expenses	6,527,243	3,317,069
Other Income (Expenses)
Interest income	2,945	5,501
Interest expense	(27,500)	(27,575)
Gain/(Loss) on fair value of convertible note	(14,867)	—
Loss on write-off of intangible asset	(105,190)	—
Loss on sale of asset	(9,202)	—
Total Other (Expenses)	(153,814)	(22,074)
Loss from Operations	$(6,615,496)	$(3,338,590)
Net Loss	$(6,615,496)	$(3,338,590)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.04)	(0.01)
Weighted average number of common shares outstanding - basic and diluted	152,051,729	394,023,751

The accompanying notes are an integral part of these financial statements.

HNO INTERNATIONAL, INC. STATEMENTS OF STOCKHOLDERS' DEFICIT For the year ended October 31, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
For the year ended October 31, 2024
Balance at October 31, 2023	5,000,000	$5,000	—	$—	419,341,584	$419,341	$32,251	$(23,750)	$41,470,177	$(42,096,104)	$(193,085)
Regulation A stock issuances	—	—	—	—	433,429	434	(17,001)	—	432,995	—	416,428
Regulation D stock issuances	—	—	—	—	2,262,852	2,263	—	—	523,237	—	525,500
Shares cancelled as per settlement agreement - Vivaris Capital	—	—	—	—	(10,000,000)	(10,000)	—	10,000	—	—	—
Stock-based compensation	—	—	—	—	7,400,000	7,400	—	—	1,184,956	—	1,192,356
Net loss for the year ended October 31, 2024	—	—	—	—	—	—	—	—	—	(3,338,590)	(3,338,590)
Balance at October 31, 2024	5,000,000	$5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$43,611,365	$(45,434,694)	$(1,397,391)
For the year ended October 31, 2025
Balance at October 31, 2024	5,000,000	$5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$43,611,365	$(45,434,694)	$(1,397,391)
Regulation D stock issuances	—	—	—	—	22,652,626	22,652	10,000	—	1,016,348	—	1,049,000
Shares cancelled as per exchange agreement					(360,000,000)	(360,000)			—		(360,000)
Series B preferred stock issuances	—	—	360,000	$360	—	—	—	—	359,640	—	360,000
Stock-based compensation	—	—	—	—	18,705,000	18,705	—	—	5,315,232	—	5,333,937
Net loss for the year ended October 31, 2025	—	—	—	—	—	—	—	—	—	(6,615,496)	(6,615,496)
Balance at October 31, 2025	5,000,000	$5,000	360,000	$360	100,795,491	$100,795	$25,250	$(13,750)	$50,302,585	$(52,050,190)	$(1,629,950)
The accompanying notes are an integral part of these financial statements.

HNO INTERNATIONAL, INC. STATEMENTS OF CASH FLOWS
	For the Year Ended October 31,
	2025	2024
Cash Flow from Operating Activities
Net loss	$(6,615,496)	$(3,338,590)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245,131	179,672
Legal services provided in exchange for convertible note	45,000	—
Loss on fair value of convertible note	14,867	—
Loss on write-off of intangible asset	105,190	—
Loss on sale of asset	9,202	—
Stock-based compensation	5,333,937	1,192,356
Changes in operating assets and liabilities:
Decrease in due from related party	—	56,392
(Increase) in accounts receivable	(332,669)	—
(Increase) in other receivable	(1,000)
Increase in accounts payable	228,362	115,545
Increase/(Decrease) in accrued payroll	(17,780)	17,762
Increase/(Decrease) in accrued interest payable	27,500	(12,425)
Operating lease ROU assets and lease liabilities, net	106	1,412
(Decrease) in payroll taxes	(2,838)	(14,802)
Net Cash Used in Operating Activities	(960,488)	(1,802,678)

Cash Flows from Financing Activities
Proceeds from related party advances	558,500	960,585
Repayment of related party advances	(430,700)	—
Proceeds from security deposits	—	100,000
Proceeds from customer deposits	(99)	99
Proceeds from sale of common stock subscription payable	10,000	(17,001)
Proceeds from sale of common stock	1,039,000	958,929
Net Cash Provided by Financing Activities	1,176,701	2,002,612

Cash Flows from Investing Activities
Purchase of property and equipment	(227,943)	(381,934)
Sale of property and equipment	1,000	—
Purchase of long term asset	—	(32,904)
Net Cash Used in Investing Activities	(226,943)	(414,838)

Net increase (decrease) in cash	(10,730)	(214,904)
Cash at beginning of period	20,255	235,159
Cash at end of period	$9,525	$20,255

Supplemental Disclosure of Interest and Income Taxes Paid:
Lease liability paid during the period	$60,804	$48,421
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Property and equipment acquired through accounts payable	$348,845	$—
Common stock cancellation per share exchange agreement	$(360,000)	$—
Series B preferred stock issuance per exchange agreement	$360,000	$—
Convertible note issued in exchange for legal services, recorded at fair value	$60,000	$—
The accompanying notes are an integral part of these financial statements.
F-6

HNO INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2025

NOTE 1 – ORGANIZATION AND BASIS OF ACCOUNTING

Organization

HNO International, Inc. (the “Company”) specializes in the design, integration, and development of green hydrogen-based clean energy technologies. With the Company’s management having over 14 years of experience in the field of green hydrogen production, the Company is committed to providing scalable products that help businesses and communities decarbonize, reduce emissions, and cut operational costs. HNO stands for Hydrogen and Oxygen. The Company is at the forefront of developing innovative solutions, such as the Compact Hydrogen Refueling System (“CHRS”) and the Compact Hydrogen Production System (“CHPS”), which can be used to produce green hydrogen for various applications including fuel cell electric vehicles, hydrogen internal combustion engines, heating, and cooking. The CHPS is highly scalable, capable of producing 100-2,000 (or more) kilograms of hydrogen per day for commercial use in various applications. In addition, the Company develops energy systems that complement the zero-emissions EV infrastructure, reduce harmful emissions, and cut maintenance costs of commercial diesel fleets. By integrating components from leading industry partners, the Company aims to transition fossil fuels to cleaner alternatives and promote lower emissions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended October 31, 2025 and October 31, 2024.

Out-of-Period Adjustment

During the year ended October 31, 2025, the Company recorded an out-of-period adjustment to write off the full gross amount of a previously capitalized intangible asset related to the prototype Compact Hydrogen Refueling Station. The asset was originally recorded at $136,725 following the conversion of a SAFE investment into intellectual property. Upon further evaluation, management determined that the asset did not meet the criteria for capitalization.

Management evaluated the error, both qualitatively and quantitatively, and concluded that the adjustment was not material to any prior interim or annual period. The Company recorded an expense of $105,190, presented as “Loss on write-off of intangible asset” within other expenses for the twelve months ended October 31, 2025. The remaining balance of the gross asset and related accumulated amortization were removed from the balance sheet as part of the adjustment. The previously recorded amortization from earlier periods was not reversed and remains reported in those respective periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2025, and October 31, 2024, the Company did not hold any investments that qualify as cash equivalents. Therefore, the cash and cash equivalents line item in the balance sheet solely comprises cash.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity instrument awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected consultants and employees. Compensation for stock-based awards is recognized as a non-cash expense on the statement of operations. For the year ended October 31, 2024, the expense associated with these awards is recorded based on the fair value on the date of grant, as determined using the Black-Scholes-Merton option-pricing model. For the year ended October 31, 2025, the Company revised its valuation methodology for restricted stock issuances. The fair value of restricted stock grants is determined using the closing market price on the grant date, adjusted for an appropriate discount to reflect the restrictions on transferability and marketability of the shares. The discount is calculated using a weighted average of comparable restricted stock transactions, which better reflects the economic impact of larger issuances and provides a more accurate representation of fair value under ASC 718. This cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same statement of operation line items as cash compensation for the consultants and employees who receive the awards, currently included in general and administrative expenses on the statement of operations as the Company does not allocate compensation costs to costs of goods sold. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

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

During the year ended October 31, 2025, the Company recognized $65,561 in revenue related to the facilitation of delivery of hydrogen refueling equipment and related services. Based on its evaluation of the arrangement, the Company determined that it acted as an agent with respect to the facilitation of delivery of equipment, as it did not obtain control of the goods and the third-party vendor delivered the equipment directly to the customer. As a result, revenue was recognized on a net basis, excluding gross billings and associated third-party costs, in accordance with ASC 606.

During the year ended October 31, 2024, the Company had revenue of $4,241. Revenue was recognized from hydrogen engineering services and combustion solutions.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to effective tax rate reconciliation and income taxes paid. The amendments are effective for public business entities for fiscal years beginning after 12/15/24. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations, but expects expanded income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disaggregated expense disclosures in the notes to the financial statements. The amendments are effective for fiscal years beginning after 12/15/25. The Company is evaluating the impact of this standard on its disclosures.

Segment Reporting

The Company operates as one reportable segment. The Chief Executive Officer, who serves as the Chief Operating Decision Maker as defined under ASC 280, Segment Reporting (“ASC 280”), manages and evaluates the Company’s operations and performance on a consolidated basis. The Company’s operations are focused on the design, development, manufacturing, and sale of integrated green hydrogen-based products and related services.

The Company offers multiple products, including the Compact Hydrogen Refueling Station, Hydrogen Carbon Cleaner (HCC), and Scalable Hydrogen Energy Platform (SHEP). These products share common technologies, production processes, customer markets, and distribution channels. Financial information is not prepared or reviewed separately for these product lines for resource allocation or performance evaluation purposes. As such, management has determined that the Company has one operating and reportable segment.

NOTE 3 – GOING CONCERN

On October 31, 2025, we had an accumulated deficit of $52,050,190. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

Based on the above factors, substantial doubt exists about our ability to continue as a going concern for one year from the date of issuance of these financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2025	October 31, 2024
Vehicles	$36,500	$60,702
Small equipment	32,943	$32,943
Large equipment	1,669,954	1,093,166
Property and Equipment, Gross	$1,739,397	$1,186,811
Less: Accumulated depreciation	(416,208)	(191,913)
Property and Equipment, Net	$1,323,189	$994,898

Depreciation expense for the years ended October 31, 2025, and 2024 were $238,295 and $154,973, respectively.

NOTE 5 – LEASES

Operating leases

The Company has an active operating lease agreement for office space in Murrieta, California, expiring on November 30, 2026.

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

As the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. As of October 31, 2025, the right-of-use asset was $64,637 and operating lease liabilities were $66,155. The operating lease liabilities consist of a current portion of $60,953 and a non-current portion of $5,202. The weighted average remaining lease term was 1.08 years and the weighted average discount rate was 4.14%.

Operating Cash Flows Related to Leases

Remaining lease term as of October 31, 2025:

Year ended	Operating Lease Payment
October 31, 2026 and beyond	$65,986
Total Payments	$65,986

Lease Not Yet Commenced

In April 2024, the Company entered into a lease agreement for an industrial facility located in Katy, Texas. The lease is subject to completion of landlord construction and build-out prior to commencement. Under the terms of the lease, the commencement date occurs when the leased premises are made available for the Company’s use.

As of October 31, 2025, the landlord’s construction had not been completed, the lease had not commenced, and the Company had not taken possession of the facility. Accordingly, no right-of-use asset or lease liability has been recorded on the Company’s balance sheet as of October 31, 2025.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 985,000,000 shares of common stock, par value $0.001.

Stock Issued

During the year ended October 31, 2024, the Company issued 433,429 shares of common stock for $433,429 in cash under its Regulation A offering, qualified by the SEC on May 3, 2023. The Company also issued 17,001 Regulation A shares previously classified as common stock payable.

During the year ended October 31, 2024, the Company issued 2,500 Regulation A shares previously classified as common stock payable and sold 2,500 Regulation A shares, classified as $2,500 common stock payable.

During the year ended October 31, 2024, the Company entered into a Stock Subscription Agreement with accredited investors (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 2,262,852 shares of its common stock, $0.001 par value per share, (“common stock”) for a cash purchase price of $525,500. The proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

During the year ended October 31, 2025, the Company entered into Stock Subscription Agreements with accredited investors (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 22,652,626 shares of its common stock, for a cash purchase price of $1,039,000. The proceeds from the sale of common stock will be used for operating capital.

During the year ended October 31, 2024, the Company's Board of Directors granted approval for the issuance of 7,400,000 shares of our common stock valued at $1,192,356, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act. The issuance of these shares resulted in the recognition of stock-based compensation expense in the accompanying statement of operations.

During the year ended October 31, 2025, the Company's Board of Directors granted approval for the issuance of 18,705,000 shares of our common stock valued at $5,333,937, in exchange for services rendered to the Company. These shares were considered "restricted securities" under Rule 144 and were issued under the exemption provided by Section 4(a)(2) of the Securities Act. The issuance of these shares resulted in the recognition of stock-based compensation expense in the accompanying statement of operations.

As of October 31, 2025 and October 31, 2024, the Company had 100,795,491 and 419,437,865 shares of common stock issued and outstanding, respectively.

Stock Receivable

As of October 31, 2025, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

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

As per the Settlement Agreement and Mutual Release of All Claims executed on May 3, 2024, the Company and Vivaris Capital, LLC have resolved their dispute. The settlement terms include the cancellation of the 10,000,000 shares issued to Vivaris Capital, LLC. Additionally, the Company agreed to pay Vivaris Capital, LLC a settlement amount of $15,500, which was recorded as a legal expense. This agreement nullified any outstanding receivable related to the stock issuance and resolved the dispute in full.

Stock Payable

As of October 31, 2025, the Company sold 15,250 shares of common stock under its Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $15,250 has been classified as common stock payable.

As of October 31, 2025, the Company sold 10,000 shares of common stock under its Regulation D offering to a shareholder that have not yet been issued by the transfer agent; therefore, $10,000 has been classified as common stock payable.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 15,000,000 shares of preferred stock, par value $0.001.

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A preferred stock, par value $0.001.

As of October 31, 2025, and October 31, 2024, the Company had 5,000,000 and 5,000,000 shares of Series A preferred stock issued and outstanding, respectively.

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

As of October 31, 2025, and October 31, 2024, the Company had 360,000 and 0 shares of Series B preferred stock issued and outstanding, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

As of October 31, 2025, the Company had multiple outstanding promissory notes payable to HNO Green Fuels, Inc. The notes bear interest at 2% per annum and were issued in connection with financing arrangements to support the Company’s operations. The following table summarizes the terms of these related-party notes payable, including original principal amounts, maturity dates (as extended), principal outstanding, and accrued interest as of October 31, 2025.

Issue Date	Original Principal	Maturity Date	Principal Outstanding	Accrued Interest
12/1/2021	$500,000	12/31/2025	$435,000	$8,700
5/31/2022	$590,000	5/31/2030	$590,000	$40,379
9/29/2022	$50,000	12/31/2025	$50,000	$1,000
10/20/2022	$50,000	12/31/2025	$50,000	$1,000
3/1/2023	$50,000	12/31/2025	$50,000	$1,000
3/8/2023	$50,000	12/31/2025	$50,000	$1,000
3/23/2023	$50,000	12/31/2025	$50,000	$1,000
4/3/2023	$50,000	12/31/2025	$50,000	$1,000
4/13/2023	$20,000	12/31/2025	$20,000	$400
4/17/2023	$30,000	12/31/2025	$30,000	$739
Total			$1,375,000	$56,218

Extension of Promissory Notes

On December 19, 2024, the Company entered into nine separate Extension to Promissory Note agreements (the "December 2024 Extensions") with HNO Green Fuels, Inc., a Nevada corporation ("HNOGF"), a related party. These extensions amended nine promissory notes that were originally issued between December 1, 2021 and April 17, 2023, extending their maturity dates from December 31, 2024 to December 31, 2025. The extended notes bear interest at 2% per annum and have an aggregate outstanding principal balance of $785,000 as of October 31, 2025. The original issuance dates, principal amounts, and current balances of these notes are detailed in the table above.

Subsequent to October 31, 2025, the Company executed additional extensions of these promissory notes, extending the maturity dates from December 31, 2025 to December 31, 2026. These subsequent extensions are disclosed in Note 10 – Subsequent Events.

Advances from Related Party

During the year ended October 31, 2024, Donald Owens, the Company’s Chairman of the Board of Directors, advanced $950,585 to the Company to cover operating expenses, and HNO Green Fuels, Inc. advanced $10,000 for the same purpose. During the year ended October 31, 2025, Mr. Owens advanced an additional $18,500 to the Company and the Company repaid $107,700 as partial repayment of previously advanced funds, and HNO Green Fuels, Inc. advanced $540,000 to the Company and the Company repaid $323,000 as partial repayment of previously advanced funds.

These advances are unsecured, non-interest bearing and due on demand. As of October 31, 2025 and 2024, related party advances had outstanding balances of $1,088,385 and $960,585, respectively.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the

Company’s income tax expense as reported is as follows:

	2025	2024
Net loss before income taxes per financial statements	$(6,615,496)	$(3,338,590)
Income tax rate	21%	21%
Income tax recovery	(1,389,254)	(701,104)
Valuation allowance change	1,389,254	701,104
Income tax expense (recovery)	$—	$—

As of October 31, 2024, the Company had federal net operating loss carryforwards of $2,591,385 based on its filed federal income tax return. The amount of net operating loss carryforwards as of October 31, 2025 has not yet been finalized, as the related income tax return has not been prepared. The Company has provided a full valuation allowance against its deferred tax assets.

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of October 31, 2025 and 2024 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended October 31, 2025 and 2024 and no interest or penalties have been accrued as of October 31, 2025 and 2024. As of October 31, 2025 and 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company’s tax years remain open to examination by federal and state taxing authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 6, 2026, which represents the date the financial statements were issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Common Stock Issued

The Company entered into a Stock Subscription Agreement with an accredited investor (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended), whereby the Company privately sold a total of 500,000 shares of its common stock, $0.001 par value per share (“common stock”), for a cash purchase price of $12,500 on November 13, 2025 as ‘restricted securities’ under Rule 144 of the Securities Act. The proceeds from the sale of common stock will be used for operating capital.

Pursuant to the Company’s Regulation A offering, which was qualified by the Securities and Exchange Commission on December 11, 2025, the Company entered into stock subscription agreements for its common stock at a purchase price of $0.15 per share. On December 13, 2025, the Company received cash proceeds of $5,000 for shares that had not yet been issued as of the reporting date. On January 12, 2026, the Company received cash proceeds of $50,000 for 333,334 shares of common stock, which were issued on January 23, 2026.

Convertible Note Conversion

On December 12, 2025, following the qualification of the Company’s Regulation A Offering Statement on Form 1-A (“Form 1-A”) by the SEC on December 11, 2025, the Company converted $47,446 of principal and accrued interest under a convertible promissory note issued to Newlan Law Firm, PLLC in exchange for legal services in connection with the Form 1-A. The conversion was effected at a price of $0.245625 per share, representing 75% of the price of the Company’s common stock on the trading day immediately preceding the conversion, and resulted in the issuance of 193,164 shares of the Company’s common stock.

Extension of Promissory Notes

On December 19, 2024, the Company entered into nine separate Extension to Promissory Note agreements (the "December 2024 Extensions") with HNO Green Fuels, Inc., a Nevada corporation ("HNOGF"), a related party. These extensions amended nine promissory notes that were originally issued between December 1, 2021 and April 17, 2023, extending their maturity dates from December 31, 2024 to December 31, 2025. The extended notes bear interest at 2% per annum and have an aggregate outstanding principal balance of $785,000 as of October 31, 2025. The original issuance dates, principal amounts, and current balances of these notes are detailed in the table above.

Subsequent to October 31, 2025, the Company executed additional extensions of these promissory notes, extending the maturity dates from December 31, 2025 to December 31, 2026. These subsequent extensions are disclosed in Note 8 – Related Party Transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). As a result of this assessment, management concluded that, as of October 31, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iii) ineffective controls over the valuation, accounting, and disclosure of stock-based compensation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended October 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended October 31, 2025.

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

The following table sets forth information regarding our executive officers, directors and significant employees, including their ages as of the date of this Report:

Name	Age	Position	Term in Office
Donald Owens	71	President, Chief Executive Officer and Secretary Chairman of the Board of Directors	November 20, 2024 to present April 30, 2021, to present

Hossein Haririnia	71	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) Director	August 22, 2022 to present December 22, 2022 to present

William Parker	59	Director	December 22, 2022 to present

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

A description of the principal occupation for the past five years and summary of the experience of the directors and officers of the Company is as follows:

Donald Owens – President, Chief Executive Officer, Secretary and Chairman of the Board of Directors. Mr. Owens has served as our company’s Chairman of the Board of Directors, since April 30, 2021. Additionally, from April 30, 2021, to December 1, 2021, he served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. On November 20, 2024, Mr. Owens was appointed as our President, Chief Executive Officer and Secretary.

Mr. Owens founded HNO Green Fuels, Inc. (a private company owned by Mr. Owens) on June 5, 2011, and has served as its Chairman and President since its founding to the present. As Chairman and President of HNO Green Fuels, Inc., Mr. Owens engages in creating a customized hydrogen solution for reducing emissions in internal combustion engines and has secured 19 US patents and 3 International Patents for this technology. HNO Green Fuels, Inc. is an affiliate of HNO International, Inc.

Prior to his founding HNO Green Fuels, Inc., in the late 1990s, Mr. Owens was Chairman and CEO of Business Internet Systems. In July 1998, he launched a first-of-a-kind online platform that serviced the major business card printing needs of the US Congress, Branches of The Executive Office, and The Department of State. He was also actively involved in early web and networked database optimization for massive clients such as the US Census Bureau. He began his career in 1985 as a patent attorney for Western Electric and Bell Labs after attaining his law degree from Georgetown University. He received an engineering degree at General Motors Institute (now Kettering University).

Hossein Haririnia - MBA, CPA, CGFM – Treasurer, Chief Financial Officer (who serves as our Principal Financial and Accounting Officer) and Director. Mr. Haririnia has served as our company’s Treasurer, including as our Principal Financial and Accounting Officer, since August 22, 2022, and, since December 22, 2022, he has served as a Director. Prior to his being appointed as Treasurer and Chief Financial Officer, Mr. Haririnia had overseen the financial functions of our company beginning in October 2021. In his current capacity, he provides technical assistance to our President on corporate-level decision-making. For more than the five years prior to joining our company, Mr. Haririnia provided financial consulting services to for-profit and non-profit organizations, including assisting in budget and cost proposal presentations for companies in Iran, Turkey, Dubai, Azerbaijan and China, among others. In his consulting career, Mr. Haririnia has managed multi-million-dollar budget preparations for government entities, such as NASA, the US Department of Labor and the US Department of Transportation. He has also supervised a team of accounting staff and has served as an auditor and fraud examiner. Mr. Haririnia is a Certified Public Accountant in the State of Virginia.

William Parker – Director. Mr. Parker has served as a Director of our company, since December 22, 2022. Mr. Parker has spent 28 years in the ATM industry with vast ATM technology knowledge and IT/Communications experience it totals over 39 years combined. After attending The University of the District of Columbia on an athletic scholarship majoring in Electronic/ Computer Engineering, he continued his education at an Electronic Technology Certified School developed by George Washington University (TEC – Technical Education Center). As the Principal and Co-Founder of Alliant ATM Services (May 2, 2002, to present), Mr. Parker oversees the business operations of the company and is responsible for the ATM Service & Maintenance division, business development and project installation scheduling and coordination. Alliant ATM Services is a certified minority-owned corporation located in Annapolis, Maryland, that specialize in the placement, installation, service and sale of cash dispensing Automated Teller Machines (ATMs) as well as Merchant Credit Card Services in the Washington DC Metropolitan Area. Alliant ATM Services is built on a solid foundation of vision, integrity, and honesty and is an Independent Sales Organization (ISO/ESO) and recently has become partnering agents with Alliant Merchant Services. Mr. Parker brings his tireless drive and work ethic to the business creating both opportunity and vision.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The table below summarizes all compensation paid to our named executive officers for the years ending October 31, 2025 and October 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Paul Mueller, Former President, CEO and Secretary Year Ended October 31, 2024	121,000	-	121,000
Year Ended October 31, 2025	-	-	-
Hossein Haririnia, Treasurer, Chief Financial Officer and Director Year Ended October 31, 2024	189,750	-	189,750
Year Ended October 31, 2025	206,250	-	206,250
Donald Owens President, CEO, Secretary and Chairman of the Board of Directors Year Ended October 31, 2024	-	-	-
Year Ended October 31, 2025	-	-	-

Director Compensation

The table below summarizes all compensation paid to our directors who are not also named executive officers for the years ending October 31, 2025 and October 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
William Parker Director Year Ended October 31, 2025	-	-	-
Year Ended October 31, 2024	-	-	-

Equity Awards

As of October 31, 2025, there were no outstanding equity awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 6, 2026, as to shares of our shares of common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of the 107,181,989 (101,821,989 common plus 5,000,000 Series A preferred and 360,000 Series B preferred) shares. The table includes preferred stock that is convertible into common stock and information as to the ownership of our stock by each of its directors, named executive officers, and executive officers and by the directors and executive officers as a group. There were no stock options outstanding as of February 6, 2026. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address (1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Officers and Directors
Donald Owens CEO, President, Secretary and Chairman of the Board of Directors	29,550,000 10,000,000 245,000	Common Stock Series A Preferred Stock Series B Preferred Stock	29.02% 100% 68.00%
Hossein Haririnia Treasurer, Chief Financial Officer and Director	12,450,000 -0-	Common Stock Series A Preferred Stock	12.23% --
William Parker Director	7,100,000 -0-	Common Stock Series A Preferred Stock	7.04% --
All Named Executive Officers, Executive Officer and Directors as a Group (3 persons)	49,100,000 10,000,000	Common Stock Series A Preferred Stock	6.97% 100%
5% Principal Stockholders
HNO Green Fuels, Inc. (3)	-0- 115,000	Common Stock Series B Preferred Stock	-- 32.00%

* Less than 1%

(1)	Unless otherwise noted, the address of the reporting person is c/o HNO International, Inc., 41558 Eastman Drive, Suite B, Murrieta, CA 92562.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report.

(3)	Address: 42309 Winchester Road, Temecula, CA 92590. Donald Owens has voting and dispositive control over HNO Green Fuels, Inc.

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

As of October 31, 2025, the Company had multiple outstanding promissory notes payable to HNO Green Fuels, Inc. The notes bear interest at 2% per annum and were issued in connection with financing arrangements to support the Company’s operations. The following table summarizes the terms of these related-party notes payable, including original principal amounts, maturity dates (as extended), principal outstanding, and accrued interest as of October 31, 2025.

Issue Date	Original Principal	Maturity Date	Principal Outstanding	Accrued Interest
12/1/2021	$500,000	12/31/2025	$435,000	$8,700
5/31/2022	$590,000	5/31/2030	$590,000	$40,379
9/29/2022	$50,000	12/31/2025	$50,000	$1,000
10/20/2022	$50,000	12/31/2025	$50,000	$1,000
3/1/2023	$50,000	12/31/2025	$50,000	$1,000
3/8/2023	$50,000	12/31/2025	$50,000	$1,000
3/23/2023	$50,000	12/31/2025	$50,000	$1,000
4/3/2023	$50,000	12/31/2025	$50,000	$1,000
4/13/2023	$20,000	12/31/2025	$20,000	$400
4/17/2023	$30,000	12/31/2025	$30,000	$739
Total			$1,375,000	$56,218

 Extension of Promissory Notes:

On December 19, 2024, the Company entered into nine separate Extension to Promissory Note agreements (the "December 2024 Extensions") with HNO Green Fuels, Inc., a Nevada corporation ("HNOGF"), a related party. These extensions amended nine promissory notes that were originally issued between December 1, 2021 and April 17, 2023, extending their maturity dates from December 31, 2024 to December 31, 2025. The extended notes bear interest at 2% per annum and have an aggregate outstanding principal balance of $785,000 as of October 31, 2025. The original issuance dates, principal amounts, and current balances of these notes are detailed in the table above.

Subsequent to October 31, 2025, the Company executed additional extensions of these promissory notes, extending the maturity dates from December 31, 2025 to December 31, 2026. These subsequent extensions are disclosed in Note 10 – Subsequent Events.

Advances from Related Party:

During the year ended October 31, 2024, Donald Owens, the Company’s Chairman of the Board of Directors, advanced $950,585 to the Company to cover operating expenses, and HNO Green Fuels, Inc. advanced $10,000 for the same purpose. During the year ended October 31, 2025, Mr. Owens advanced an additional $18,500 to the Company and the Company repaid $107,700 as partial repayment of previously advanced funds, and HNO Green Fuels, Inc. advanced $540,000 to the Company and the Company repaid $323,000 as partial repayment of previously advanced funds.

These advances are unsecured, non-interest bearing and due on demand. As of October 31, 2025 and 2024, related party advances had outstanding balances of $1,088,385 and $960,585, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by Barton CPA for the years ended October 31, 2025 and 2024, respectively, were as follows:

	2025	2024
Audit Fees	$70,294	$65,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	1,590
Total	$70,294	$66,590

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended October 31, 2025 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended October 31, 2025.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Audited Balance Sheets at October 31, 2025 and 2024

Audited Statements of Operations for the years ended October 31, 2025 and 2024

Audited Statement of Stockholders' Equity for the years ended October 31, 2025 and 2024

Audited Statements of Cash Flows for the years ended October 31, 2025 and 2024

Notes to Audited Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation filed May 2, 2005	S-1	333-275193	3.1	10/27/23
3.2	Certificate of Amendment filed March 5, 2009	S-1	333-275193	3.2	10/27/23
3.3	Certificate of Change filed March 5, 2009	S-1	333-275193	3.3	10/27/23
3.4	Certificate of Amendment filed April 8, 2010	S-1	333-275193	3.4	10/27/23
3.5	Certificate of Amendment filed June 4, 2020	S-1	333-275193	3.5	10/27/23
3.6	Certificate of Amendment filed August 31, 2021	S-1	333-275193	3.6	10/27/23
3.7	Certificate of Amendment filed January 6, 2023	S-1	333-275193	3.7	10/27/23
3.8	Certificate of Designation (Series A Preferred Stock) filed October 14, 2019	S-1	333-275193	3.8	10/27/23
3.9	Amendment to Certificate of Designation (Series A Preferred Stock) filed November 10, 2021	S-1	333-275193	3.9	10/27/23
3.10	Amended and Restated Bylaws	1-A	024-12194	1A-2B	4/14/23
3.11	Certificate of Designation (Series B Preferred Stock) filed January 2, 2025	8-K	000-56568	3.1	1/3/25
10.1	Patent Purchase Agreement dated January 24, 2023	1-A	000-56568	1A-6	4/14/23
10.2	Purchase and Sale Agreement with TCF Elrod, LLC dated August 28, 2023	10-Q	000-56568	10.2	9/14/23
10.3	Equity Financing Agreement with GHS dated October 9, 2023	S-1/A	333-275193	10.3	10/27/23
10.4	Registration Rights Agreement with GHS dated October 9, 2023	S-1/A	333-275193	10.4	10/27/23
10.5	Promissory Note, dated December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.5	12/19/23
10.6	Promissory Note, dated May 31, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.6	12/19/23
10.7	Promissory Note, dated September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.7	12/19/23
10.8	Promissory Note, dated October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.8	12/19/23
10.9	Promissory Note, dated March 1, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.9	12/19/23
10.10	Promissory Note, dated March 8, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.10	12/19/23
10.11	Promissory Note, dated March 23, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.11	12/19/23
10.12	Promissory Note, dated April 3, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.12	12/19/23
10.13	Promissory Note, dated April 13, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.13	12/19/23
10.14	Promissory Note, dated April 17, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	S-1/A	333-275193	10.14	12/19/23
10.15	Termination Agreement, dated March 13, 2025, relating to the patent purchase agreement dated January 24, 2023	10-K	000-56568	10.27	3/20/25

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Extension to Promissory Note, dated December 29, 2025 for Note Issued December 1, 2021, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.1	1/5/26
10.17	Extension to Promissory Note, dated December 29, 2025 for Note Issued September 29, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.2	1/5/26
10.18	Extension to Promissory Note, dated December 29, 2025 for Note Issued October 20, 2022, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.3	1/5/26
10.19	Extension to Promissory Note, dated December 29, 2025 for Note Issued March 1, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.4	1/5/26
10.20	Extension to Promissory Note, dated December 29, 2025 for Note Issued March 8, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.5	1/5/26
10.21	Extension to Promissory Note, dated December 29, 2025 for Note Issued March 23, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.6	1/5/26
10.22	Extension to Promissory Note, dated December 29, 2025 for Note Issued April 3, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.7	1/5/26
10.23	Extension to Promissory Note, dated December 29, 2025 for Note Issued April 13, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.8	1/5/26
10.24	Extension to Promissory Note, dated December 29, 2025 for Note Issued April 17, 2023, between HNO International, Inc. and HNO Green Fuels, Inc.	8-K	000-56568	99.9	1/5/26
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

* Furnished, not filed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNO INTERNATIONAL, INC.

Dated: February 6, 2026	By: /s/ Donald Owens Name: Donald Owens Title: President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Hossein Haririnia Name: Hossein Haririnia Title: Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

By: /s/ Donald Owens Donald Owens	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 6, 2026

By: /s/ Hossein Haririnia Hossein Haririnia	Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 6, 2026

By: /s/ William Parker William Parker	Director	February 6, 2026

