Form 10-Q
period 2026-01-31
HNO International, Inc.
filed 2026-03-25
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-56568

HNO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2781289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
41558 Eastman Drive, Suite B Murrieta, California (Address of principal executive offices)	92562 (Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 23, 2026 the registrant had 101,821,989 outstanding shares of Common Stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on February 6, 2026 and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Annual Report on Form 10-K filed on February 6, 2026.

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS
	January 31,	October 31,
	2026	2025
ASSETS	Unaudited	Audited
Current Assets
Cash	$81,494	$9,525
Accounts receivable	—	332,669
Other receivable	—	1,000
Prepaid payroll	114	18
Total Current Assets	81,608	343,212

Non-Current Assets
Property and equipment, net	1,257,972	1,323,189
Right-of-use asset	49,984	64,637
Total Non-Current Assets	1,307,956	1,387,826
TOTAL ASSETS	$1,389,564	$1,731,038

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	378,729	715,236
Accrued interest payable	63,277	56,345
Lease liability	51,246	60,953
Advances, related party	1,218,385	1,088,385
Convertible note payable, at fair value	—	59,867
Notes payable, related party	785,000	785,000
Total Current Liabilities	2,496,637	2,765,786

Non-Current Liability
Lease liability	—	5,202
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	590,000	595,202
Total Liabilities	3,086,637	3,360,988

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively	5,000	5,000
Series B, par value $0.001 per share; 500,000 shares authorized; 360,000 and 360,000 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively	360	360
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 101,821,989 and 100,795,491 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively	101,822	100,795
Common stock payable	30,250	25,250
Common stock subscription receivable	(13,750)	(13,750)
Additional paid-in capital	50,411,504	50,302,585
Accumulated deficit	(52,232,259)	(52,050,190)
Total Stockholders’ Deficit	(1,697,073)	(1,629,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,389,564	$1,731,038
The accompanying notes are an integral part of these condensed unaudited financial statements.
5

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,
	2026	2025

Revenue	$—	$—
Cost of goods sold	—	—
Gross Profit	—	—

Operating expenses
Advertising and marketing	853	5,350
General and administrative expenses	121,489	5,394,662
Depreciation and amortization	65,217	54,449
Total Operating Expenses	187,559	5,454,461
Other Income (Expenses)
Interest income	1	—
Interest expense	(6,932)	(6,932)
Gain on fair value of convertible note	12,421	—
Total Other (Expenses)	5,490	(6,932)
Loss from Operations	$(182,069)	$(5,461,393)
Net Loss	$(182,069)	$(5,461,393)
PER SHARE AMOUNTS
Basic and diluted net loss per share	(0.00)	(0.02)
Weighted average number of common shares outstanding - basic and diluted	101,358,805	340,667,128

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three months ended January 31, 2025 and 2026 (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
For the three months ended January 31, 2025
Balance at October 31, 2024	5,000,000	5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$43,611,365	$(45,434,694)	$(1,397,391)
Regulation D stock issuances	—	—	—	—	29,293	29	—	—	14,971	—	15,000
Shares cancelled as per exchange agreement	—	—	—	—	(360,000,000)	(360,000)	—	—	—	—	(360,000)
Series B preferred stock issuances	—	—	360,000	$360	—	—	—	—	359,640	—	360,000
Stock-based compensation	—	—	—	—	16,125,000	16,125	—	—	5,076,432	—	5,092,557
Net loss for the three months ended January 31, 2025	—	—	—	—	—	—	—	—	—	(5,461,393)	(5,461,393)
Balance at January 31, 2025	5,000,000	5,000	360,000	$360	75,592,158	$75,592	$15,250	$(13,750)	$49,062,408	$(50,896,087)	$(1,751,227)
For the three months ended January 31, 2026
Balance at October 31, 2025	5,000,000	5,000	360,000	$360	100,795,491	$100,795	$25,250	$(13,750)	$50,302,585	$(52,050,190)	$(1,629,950)
Regulation A stock issued for conversion of convertible note	—	—	—	—	193,164	193	—	—	47,253	—	47,446
Regulation A stock issued for cash	—	—	—	—	333,334	334	5,000	—	49,666	—	55,000
Regulation D stock issued for cash	—	—	—	—	500,000	500	—	—	12,000	—	12,500
Net loss for the three months ended January 31, 2026	—	—	—	—	—	—	—	—	—	(182,069)	(182,069)
Balance at January 31, 2026	5,000,000	5,000	360,000	$360	101,821,989	$101,822	$30,250	$(13,750)	$50,411,504	$(52,232,259)	$(1,697,073)

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended January 31,
	2026	2025
Cash Flow from Operating Activities
Net loss	$(182,069)	$(5,461,393)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,217	54,449
Amortization of right-to-use asset	—	14,065
Gain on fair value of convertible note	(12,421)	—
Stock-based compensation	—	5,092,557
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	332,669	—
(Increase)/Decrease in other receivable	1,000	—
Increase/(Decrease) in accounts payable	(336,507)	121,146
(Increase)/Decrease in prepaid payroll	(96)	17,476
Increase in accrued interest payable	6,932	6,931
Increase in lease vendor payable	—	288
Increase (Decrease) in lease liabilities	—	(13,931)
Operating lease ROU assets and lease liabilities, net	(256)	—
Net Cash Used in Operating Activities	(125,531)	(168,412)

Cash Flows from Financing Activities
Proceeds from related party advances	130,000	359,000
Proceeds from sale of common stock subscription payable	5,000	—
Proceeds from sale of common stock	62,500	15,000
Net Cash Provided by Financing Activities	197,500	374,000

Cash Flows from Investing Activities
Purchase of property and equipment	—	(177,943)
Net Cash Used in Investing Activities	—	(177,943)

Net increase (decrease) in cash	71,969	27,645
Cash at beginning of period	9,525	20,255
Cash at end of period	$81,494	$47,900

Supplemental Disclosure for Cash Paid:
Lease liability paid during the period	$15,483	$—
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Common stock cancellation per share exchange agreement	$—	$360,000
Series B preferred stock issuance per exchange agreement	$—	$360,000
Shares issued for redemption of convertible notes payable	$47,446	$—
The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2026

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended January 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 31, 2026, and October 31, 2025, the Company did not hold any investments that qualify as cash equivalents. Therefore, the cash and cash equivalents line item in the balance sheet solely comprises cash.

The Company maintains its cash balances at financial institutions, which at times may exceed federally insured limits. While the Company monitors the credit quality of its banking institutions, cash balances in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits expose the Company to a certain degree of credit risk in the event of the financial institutions' failure.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected employees and consultants. Compensation for stock-based awards is recognized as a non-cash expense on the statement of operations. The fair value of restricted stock grants is determined using the closing market price on the grant date, adjusted for an appropriate discount to reflect the restrictions on transferability and marketability of the shares. The discount is calculated using a weighted average of comparable restricted stock transactions, which better reflects the economic impact of larger issuances and provides a more accurate representation of fair value under ASC 718. The expense associated with these awards is recorded based on the fair value on the date of grant, as determined using a pricing model commensurate with the terms of the award. This cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is included within the same statement of operations lines as cash compensation for the consultants and employees who receive the awards, currently included in general and administrative expenses on the statement of operations as the Company does not allocate compensation costs to Costs of Goods Sold. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Any tax benefits arising from deductions for these awards are recorded in additional paid-in capital, provided they exceed the cumulative compensation cost recognized.

Employee Benefits

During the three months ended January 31, 2026, the Company paid $743 in employer retirement contributions, representing 3% of semi-monthly payroll for one employee over three pay periods. These contributions are made in accordance with the terms of the Company’s state-mandated retirement plan for eligible employees and are recorded as employee benefits expense in the period incurred.

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

The Company follows the provisions of ASC 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes a recognition threshold and measurement process for uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination by the relevant taxing authorities. The Company had no unrecognized tax benefits as of January 31, 2026 and October 31, 2025, and does not anticipate any significant changes in unrecognized tax benefits within the next 12 months.

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

The Company’s convertible promissory note issued on April 7, 2025, was classified as a liability and measured at fair value on a recurring basis in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), as the instrument requires settlement in a variable number of shares for a fixed monetary amount. The fair value of the convertible note was determined based on the conversion terms and observable market price of the Company’s common stock.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement (“ASC 820”), establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

During the three months ended January 31, 2026, the convertible promissory note was fully converted into shares of the Company’s common stock in accordance with its terms, and the liability was derecognized. As a result, the Company had no liabilities measured at fair value on a recurring basis outstanding as of January 31, 2026. The fair value of the convertible note decreased by $12,421 during the three months ended January 31, 2026, and this change was recognized as a gain on fair value of convertible note in the condensed statements of operations.

NOTE 3 – GOING CONCERN

On January 31, 2026, we had an accumulated deficit of $52,232,259. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2026	October 31, 2025
Vehicles	$36,500	$36,500
Small equipment	32,943	$32,943
Large equipment	1,669,954	1,669,954
Property and Equipment, Gross	$1,739,397	$1,739,397
Less: Accumulated depreciation	(481,425)	(416,208)
Property and Equipment, Net	$1,257,972	$1,323,189

Depreciation expense for the three months ended January 31, 2026 and 2025 were $65,217 and $47,612, respectively.

NOTE 5 – LEASES

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

As the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. As of January 31, 2026, the ROU asset was $49,984 and operating lease liabilities were $51,246. The operating lease liabilities consist of a current portion of $51,246 and a non-current portion of $0. The weighted average remaining lease term was 0.83 years and the weighted average discount rate was 4.14%.

Remaining lease term as of January 31, 2026:

Year	Operating Lease Payment
2026 and above	50,758
Total Payments	$50,758

Lease Not Yet Commenced

In April 2024, the Company entered into a lease agreement for an industrial facility located in Katy, Texas. The lease is subject to completion of landlord construction and build-out prior to commencement. Under the terms of the lease, the commencement date occurs when the leased premises are made available for the Company’s use.

As of January 31, 2026, the landlord’s construction had not been completed, the lease had not commenced, and the Company had not taken possession of the facility. Accordingly, no right-of-use asset or lease liability has been recorded on the Company’s balance sheet as of January 31, 2026.

NOTE 6 – COMMON STOCK

Stock Issued

During the quarter ended January 31, 2025, the Company entered into a Stock Subscription Agreement with accredited investors (under Rule 506 (b) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) whereby the Company privately sold a total of 29,293 shares of its common stock for an aggregate cash purchase price of $15,000. The proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

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

During the quarter ended January 31, 2026, the Company entered into a Stock Subscription Agreement with an accredited investor (under Rule 506(b) of Regulation D under the Securities Act of 1933, as amended). Whereby the Company privately sold a total of 500,000 shares of its common stock for an aggregate cash purchase price of $12,500. The proceeds from the sale of common stock will be used for operating capital. The shares were issued as ‘restricted securities’ under Rule 144 of the Securities Act.

Pursuant to the Company’s Regulation A offering, which was qualified by the Securities and Exchange Commission on December 11, 2025, the Company entered into stock subscription agreement for its common stock at a purchase price of $0.15 per share. On December 13, 2025, the Company received cash proceeds of $5,000 for shares that had not yet been issued as of the reporting date. On January 12, 2026, the Company received cash proceeds of $50,000 for 333,334 shares of common stock, which were issued on January 23, 2026.

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

Stock Receivable

As of January 31, 2026 and October 31, 2025, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

Stock Payable

As of January 31, 2026, the Company sold 48,584 shares of common stock under its Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $20,250 has been classified as common stock payable.

As of January 31, 2026, the Company sold 250,000 shares of common stock under its Regulation D offering to a shareholder that have not yet been issued by the transfer agent; therefore, $10,000 has been classified as common stock payable.

As of January 31, 2026 and October 31, 2025, the Company had 101,821,989 and 100,795,491 shares of common stock issued and outstanding, respectively.

NOTE 7 – PREFERRED STOCK

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

As of January 31, 2026, the Company had multiple outstanding promissory notes payable to HNO Green Fuels, Inc. The notes bear interest at 2% per annum and were issued in connection with financing arrangements to support the Company’s operations. The following table summarizes the terms of these related-party notes payable, including original principal amounts, maturity dates (as extended), principal outstanding, and accrued interest as of January 31, 2026.

Issue Date	Original Principal	Maturity Date	Principal Outstanding	Accrued Interest
12/1/2021	$500,000	12/31/2026	$435,000	$10,893
5/31/2022	$590,000	5/31/2030	$590,000	$43,353
9/29/2022	$50,000	12/31/2026	$50,000	$1,252
10/20/2022	$50,000	12/31/2026	$50,000	$1,252
3/1/2023	$50,000	12/31/2026	$50,000	$1,252
3/8/2023	$50,000	12/31/2026	$50,000	$1,252
3/23/2023	$50,000	12/31/2026	$50,000	$1,252
4/3/2023	$50,000	12/31/2026	$50,000	$1,252
4/13/2023	$20,000	12/31/2026	$20,000	$501
4/17/2023	$30,000	12/31/2026	$30,000	$890
Total			$1,375,000	$63,149

Extension of Promissory Notes:

On December 29, 2025, the Company entered into nine separate Extension to Promissory Note agreements (the "December 2025 Extensions") with HNO Green Fuels, Inc., a Nevada corporation ("HNOGF"), a related party. These extensions amended nine promissory notes that were originally issued between December 1, 2021 and April 17, 2023, extending their maturity dates from December 31, 2025 to December 31, 2026. The extended notes bear interest at 2% per annum and have an aggregate outstanding principal balance of $785,000 as of January 31, 2026. The original issuance dates, principal amounts, and current balances of these notes are detailed in the table above.

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

During the three months ended January 31, 2026, HNO Green Fuels, Inc. advanced an additional $130,000 to the Company to cover operating expenses.

These advances are unsecured, non-interest bearing and due on demand. As of January 31, 2026, and October 31, 2025, related party advances had outstanding balances of $1,218,385 and $1,088,385, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 23, 2026, which represents the date the financial statements were issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

On March 12, 2026, the Company entered into a Securities Purchase Agreement with an investor and issued a convertible redeemable promissory note in the principal amount of $150,000. The note was issued at an original issue discount of $12,000, resulting in gross proceeds of $138,000, before fees. The note bears interest at 8% per annum and matures on March 12, 2027. The note is convertible, at the option of the holder beginning six months from issuance, into shares of the Company’s common stock at a variable conversion price based on a discount to the market price of the Company’s common stock, subject to certain adjustments and limitations.

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

Results of Operations

For the three months ended January 31, 2026 and 2025

Revenue

For the three months ended January 31, 2026 and January 31, 2025, we generated no revenue.

Operating Expenses

General and Administrative, and Contract Labor expenses were $121,489 for the three months ended January 31, 2026, compared to $5,394,662 during the same period in 2025, a decrease of $5,273,173. The 2025 period included $5,092,557 of stock-based compensation expense. No stock-based compensation was recorded during the same period in 2026. Excluding stock-based compensation, general and administrative expenses decreased by $180,616, primarily due to reduced professional fees, lower consultant costs, and a general reduction in administrative overhead.

Depreciation and amortization expense increased by $10,768 to $65,217 for the three months ended January 31, 2026, compared to $54,449 for the same period in 2025, reflecting depreciation on additions to property and equipment.

Advertising and marketing expenses were $853 for the three months ended January 31, 2026, compared to $5,350 for the same period in 2025. The decrease was due to reduced outreach activities compared to the prior year, which had higher spending to support the Company’s hydrogen engineering and combustion solutions.

Net Loss

Net loss for the three months ended January 31, 2026, was $182,069 compared to a net loss of $5,461,393 during the same period in 2025.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended January 31, 2026 of $182,069 and had an accumulated deficit of $52,232,259 at January 31, 2026. At January 31, 2026, we had a cash balance of $81,494, compared to a cash balance of $9,525 at October 31, 2025. At January 31, 2026, the working capital deficit was $2,415,029, compared to a working capital deficit of $2,422,574 at October 31, 2025. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

Cash Flow

For the Three months Ended January 31, 2026 and 2025

The following table summarizes our cash flows for the periods indicated below:

	For the Three months Ended January 31, 2026	For the Three months Ended January 31, 2025
Cash Used in Operating Activities	$(125,531)	$(168,412)
Cash Provided by Financing Activities	197,500	374,000
Cash used in investing activities	$—	$(177,943)

Cash Used in Operating Activities

During the three months ended January 31, 2026, cash used in operating activities amounted to $(125,531), primarily reflecting our net loss of $(182,069). This was offset by depreciation and amortization of $65,217. Additionally, there was a decrease in accounts receivable of $332,669, a decrease in other receivable of $1,000, a decrease in accounts payable of $336,507, a decrease in accrued payroll of $96, and an increase in accrued interest payable of $6,932.

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

Cash Used in Financing Activities

During the three months ended January 31, 2026, cash provided by financing activities was $197,500, which consisted of proceeds from related party advances of $130,000 and proceeds from the sale of common stock of $67,500.

During the three months ended January 31, 2025, cash provided by financing activities was $374,000, which consisted of proceeds from related party advances of $359,000 and proceeds from the sale of common stock of $15,000.

Cash Provided by Investing Activities

During the three months ended January 31, 2026, there was no cash used in investing activities.

During the three months ended January 31, 2025, cash used in investing activities was $(177,943), which consisted of the purchase of property and equipment and long-term assets.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended January 31, 2026, the Company incurred a net loss of $182,069 and used cash in operating activities of $125,531, and on January 31, 2026, had stockholders’ deficit of $1,697,073. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

Employee Benefits

During the quarter ended January 31, 2026, the Company paid $743 in employer retirement contributions, representing 3% of semi-monthly payroll for one employee over three pay periods. These contributions are made in accordance with the terms of the Company’s state-mandated retirement plan for eligible employees and are recorded as employee benefits expense in the period incurred.

Fair Value Measurement of Convertible Instruments

The Company evaluates convertible financial instruments in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), to determine whether an instrument should be classified as a liability or as equity. Instruments that are required to be settled in a variable number of shares for a fixed monetary amount are classified as liabilities and measured at fair value on a recurring basis, with changes in fair value recognized in earnings.

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

Outstanding Share Data

As of January 31, 2026, the following securities were outstanding:

Common Stock: 101,821,989 shares

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2026, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table includes all unregistered sales of securities made by the Company during the quarter ended January 31, 2026:

Date	Name	Consideration	Securities	Exemption from Registration
11/13/2025	Raymond Renfrow	Cash	500,000	Rule 506 (b) of Regulation D
12/13/2025	Kevin Bens	Cash	33,334	Regulation A
1/23/2026	Tri-Bridge Ventures, LLC	Cash	333,334	Regulation A

No commissions were paid in connection with the sales of securities above. Proceeds from the sale of common stock were applied toward operating capital to support the Company's operations.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended January 31, 2026.

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

HNO INTERNATIONAL INC.

March 24, 2026	By: /s/ Donald Owens Donald Owens, Chief Executive Officer (Principal Executive Officer)

March 24, 2026	By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

******

