Form 10-Q
period 2026-04-30
HNO International, Inc.
filed 2026-07-07
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 6, 2026 the registrant had 102,355,323 outstanding shares of Common Stock.

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

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with our unaudited condensed financial statements and related notes thereto included in this filing, and in our Annual Report on Form 10-K filed on February 6, 2026.

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS

	April 30,	October 31,
	2026	2025
ASSETS	Unaudited	Audited
Current Assets
Cash	$145,670	$9,525
Accounts receivable	—	332,669
Other receivable	—	1,000
Total Current Assets	145,670	343,194

Non-Current Assets
Property and equipment, net	1,207,704	1,323,189
Right-of-use asset	35,161	64,637
Total Non-Current Assets	1,242,865	1,387,826
TOTAL ASSETS	$1,388,535	$1,731,020

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	375,213	715,236
Accrued payroll	(18)	(18)
Accrued interest payable	69,982	56,345
Lease liability	36,045	60,953
Advances, related party	1,288,385	1,088,385
Convertible note payable, at fair value	12,531	59,867
Notes payable, related party	785,000	785,000
Derivative liability	192,500	—
Total Current Liabilities	2,759,638	2,765,768

Non-Current Liability
Lease liability	—	5,202
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	590,000	595,202
Total Liabilities	3,349,638	3,360,970

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	5,000	5,000
Series B, par value $0.001 per share; 500,000 shares authorized; 360,000 and 360,000 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	360	360
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 101,821,989 and 100,795,491 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	101,822	100,795
Common stock payable	85,250	25,250
Common stock subscription receivable	(13,750)	(13,750)
Additional paid-in capital	50,493,299	50,302,585
Accumulated deficit	(52,633,084)	(52,050,190)
Total Stockholders’ Deficit	(1,961,103)	(1,629,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,388,535	$1,731,020
The accompanying notes are an integral part of these condensed unaudited financial statements.
5

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2026	2025	2026	2025

Revenue	$33,821	$43,708	$33,821	$43,708
Cost of goods sold	—	—	—	—
Gross Profit	33,821	43,708	33,821	43,708

Operating expenses
Advertising and marketing	1,706	14,810	2,559	20,160
General and administrative expenses	165,081	314,323	286,570	5,708,985
Share commitment expenses	55,000	—	55,000	—
Depreciation	63,436	57,539	128,653	111,988
Total Operating Expenses	285,223	386,672	472,782	5,841,133
Net loss from Operations	(251,306)	(342,964)	(438,961)	(5,797,425)
Other Income (Expenses)
Interest income	5	5	6	5
Interest expense	(39,633)	(6,932)	(46,565)	(13,864)
Gain/(Loss) on fair value of convertible note	(100,581)	(14,985)	(88,160)	(14,985)
Gain/(Loss) on derivative	(9,214)	—	(9,214)	—
Loss on write-off of intangible asset	—	(105,190)	—	(105,190)
Total Other (Expenses)	(149,423)	(127,102)	(143,933)	(134,034)

Net Loss	$(400,825)	$(470,066)	$(582,894)	$(5,931,459)
PER SHARE AMOUNTS
Basic and diluted net loss per share	—	$(0.01)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	101,838,843	78,534,293	101,594,846	211,773,082

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three and six months ended April 30, 2025 and 2026 (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
For the three and six months ended April 30, 2025
Balance at October 31, 2024	5,000,000	$5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$43,611,365	$(45,434,694)	$(1,397,391)
Regulation D stock issuances	—	—	—	—	29,293	29	—	—	14,971	—	15,000
Shares cancelled as per exchange agreement	—	—	—	—	(360,000,000)	(360,000)	—	—	—	—	(360,000)
Series B preferred stock issuances	—	—	360,000	360	—	—	—	—	359,640	—	360,000
Stock-based compensation	—	—	—	—	16,125,000	16,125	—	—	5,076,432	—	5,092,557
Net loss for the three months ended January 31, 2025	—	—	—	—	—	—	—	—	—	(5,461,393)	(5,461,393)
Balance at January 31, 2025	5,000,000	$5,000	360,000	$360	75,592,158	$75,592	$15,250	$(13,750)	$49,062,408	$(50,896,087)	$(1,751,227)
Regulation D stock issuances	—	—	—	—	4,558,333	4,558	—	—	522,942	—	527,500
Net loss for the three months ended April 30, 2025	—	—	—	—	—	—	—	—	—	(470,066)	(470,066)
Balance at April 30, 2025	5,000,000	$5,000	360,000	$360	80,150,491	$80,150	$15,250	(13,750)	49,585,350	(51,366,153)	(1,693,793)

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED) For the three and six months ended April 30, 2025 and 2026 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
For the three and six months ended April 30, 2026
Balance at October 31, 2025	5,000,000	$5,000	360,000	$360	100,795,491	$100,795	$25,250	$(13,750)	$50,302,585	$(52,050,190)	$(1,629,950)
Regulation A stock issuances	—	—	—	—	333,334	334	5,000	—	49,666	—	55,000
Regulation D stock issuances	—	—	—	—	500,000	500	—	—	12,000	—	12,500
Shares issued upon conversion of convertible note	—	—	—	—	193,164	193	—	—	47,253	—	47,446
Net loss for the three months ended January 31, 2026	—	—	—	—	—	—	—	—	—	(182,069)	(182,069)
Balance at January 31, 2026	5,000,000	5,000	360,000	360	101,821,989	101,822	30,250	(13,750)	50,411,504	(52,232,259)	(1,697,073)
Commitment shares	—	—	—	—	—	—	55,000	—	—	—	55,000
Debt discount - Warrant	—	—	—	—	—	—	—	—	81,795	—	81,795
Net loss for the three months ended April 30, 2026	—	—	—	—	—	—	—	—	—	(400,825)	(400,825)
Balance at April 30, 2026	5,000,000	$5,000	360,000	$360	101,821,989	$101,822	$85,250	$(13,750)	$50,493,299	$(52,633,084)	$(1,961,103)
The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended April 30,
	2026	2025
Cash Flow from Operating Activities
Net loss	$(582,894)	$(5,931,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128,653	111,988
Non cash interest expenses	12,531	—
Legal services provided in exchange for convertible note	—	45,000
Loss on write-off of intangible asset	—	105,190
(Gain)/Loss on fair value of convertible note	88,160	14,985
(Gain)/Loss on derivative liability	9,214
Share based compensation	—	5,092,557
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	332,669	(8,450)
Decrease in other receivable	1,000	—
(Decrease) in accounts payable	(340,023)	(106,116)
Increase/(Decrease) in accrued payroll	—	(8,881)
Increase in accrued interest payable	13,637	13,864
Operating lease ROU assets and lease liabilities, net	(634)	125
Net Cash Used in Operating Activities	(337,687)	(671,197)

Cash Flows from Financing Activities
Proceeds from related party advances	230,000	509,000
Repayment of related party advances	(30,000)	(150,000)
Proceeds from sale of common stock subscription payable	60,000	—
Proceeds from sale of common stock	62,500	542,500
Proceeds from issuance of convertible notes payable	314,500	—
Repayment of convertible notes payable	(150,000)	—
Net Cash Provided by Financing Activities	487,000	901,500

Cash Flows from Investing Activities
Purchase of property and equipment	(13,168)	(177,944)
Net Cash Used in Investing Activities	(13,168)	(177,944)

Net increase (decrease) in cash	136,145	52,359
Cash at beginning of period	9,525	20,255
Cash at end of period	$145,670	$72,614

Supplemental Disclosure for Cash Paid:
Lease liability paid during the period	$31,089	$—
Income taxes paid during the period	$—	$—
Interest paid during the period	$897	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Property and equipment acquired through accounts payable	$348,845	$398,845
Common stock cancellation per share exchange agreement	$—	$(360,000)
Series B preferred stock issuance per exchange agreement	$—	$360,000
Shares issued for redemption of convertible notes payable	$47,446	$—
Convertible note issued in exchange for legal services, recorded at fair value	$—	$59,985
Derivative liability balance	$192,500	$—
The accompanying notes are an integral part of these condensed unaudited financial statements.
9

HNO INTERNATIONAL, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2026

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements and should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2025. In the opinion of management, the accompanying condensed unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position as of April 30, 2026 and October 31, 2025, and the results of its operations for the three and six months ended April 30, 2026 and 2025, and its cash flows for the six months ended April 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2026, and October 31, 2025, the Company did not hold any investments that qualify as cash equivalents. Therefore, the cash and cash equivalents line item in the balance sheet solely comprises cash.

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

Employee Benefits

During the three months ended April 30, 2026, the Company paid $1,485 in employer retirement contributions, representing 3% of semi-monthly payroll for one employee over three pay periods. These contributions are made in accordance with the terms of the Company’s state-mandated retirement plan for eligible employees and are recorded as employee benefits expense in the period incurred.

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

The Company follows the provisions of ASC 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes a recognition threshold and measurement process for uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination by the relevant taxing authorities. The Company had no unrecognized tax benefits as of April 30, 2026 and October 31, 2025, and does not anticipate any significant changes in unrecognized tax benefits within the next 12 months.

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

During the three months ended April 30, 2026 and April 30, 2025, the Company recognized $33,821 and $43,708 in revenue related to the facilitation of delivery of hydrogen refueling equipment and related services. Based on its evaluation of the arrangement, the Company determined that it acted as an agent with respect to the facilitation of delivery of equipment, as it did not obtain control of the goods and the third-party vendor delivered directly to the customer. As a result, revenue was recognized on a net basis, excluding gross billings and associated third-party costs, in accordance with ASC 606.

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

The Company’s property and equipment consist of specialized hydrogen equipment, related processing systems, and vehicles. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Small equipment is depreciated over 3 years, vehicles are depreciated over 4 years, and large equipment is depreciated over 7 years.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement ("ASC 820"), establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3):

•	Level 1 — observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2 — inputs other than quoted prices that are directly or indirectly observable, such as quoted prices for similar instruments in active markets, or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3 — unobservable inputs for which little or no market data exists, requiring the Company to develop its own assumptions, including valuations derived from techniques in which one or more significant inputs or value drivers are unobservable.

Recurring fair value measurements. The Company's convertible promissory note issued on April 7, 2025 was classified as a liability and measured at fair value on a recurring basis under ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), because it required settlement in a variable number of shares for a fixed monetary amount. The Company determined its fair value, a Level 2 measurement, from the conversion terms and the observable market price of the Company's common stock. The note had a fair value of $59,867 at October 31, 2025 and was fully converted into common stock during the three months ended January 31, 2026, at which point the liability was derecognized; the resulting $12,421 decrease in fair value was recognized as a gain on fair value of convertible note in the condensed statements of operations.

In connection with convertible notes issued in April 2026, the Company recognized a derivative liability of $192,500 as of April 30, 2026, measured at fair value on a recurring basis using the intrinsic-value method described in Note 9. Because the measurement relies on a Company-specific valuation model with significant unobservable inputs, the derivative liability is classified as a Level 3 measurement.

Other financial instruments. The carrying amounts of the Company's remaining financial instruments cash, accounts payable, accrued interest payable, advances from related parties, and notes payable to related parties approximate fair value as of April 30, 2026 and October 31, 2025, due to the short maturity of those instruments or interest rates that fluctuate with market rates, consistent with the disclosure requirements of ASC 825, Financial Instruments.

Convertible Debt Issued with Detachable Warrants

When the Company issues convertible debt with detachable common stock purchase warrants, the Company allocates the proceeds between the debt instrument and the warrants based on their relative fair values at the issuance date in accordance with ASC 470-20, Debt with Conversion and Other Options. The fair value allocated to the warrants is credited to additional paid-in capital and recorded as a debt discount on the face of the note. This debt discount, together with any original issue discount, is amortized to interest expense over the term of the debt using the straight-line method, which approximates the effective interest method given the terms of the instruments. If a note is converted or repaid prior to maturity, a proportionate share of the unamortized discount is immediately recognized as interest expense.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt instruments under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative liability at fair value, with changes in fair value reported in earnings each reporting period. Bifurcation is required when: (i) the economic characteristics and risks of the embedded feature are not clearly and closely related to those of the debt host; (ii) the hybrid instrument is not remeasured at fair value with changes in earnings; and (iii) a separate instrument with the same terms as the embedded feature would be a derivative under ASC 815.

An embedded conversion feature that meets the bifurcation criteria under ASC 815 may nonetheless qualify for the equity scope exception under ASC 815-40-15 if it would be classified as equity if it were a freestanding instrument (i.e., the fixed-for-fixed test). A conversion feature that provides for settlement in a variable number of shares such as a conversion price equal to a percentage of the market price generally fails the fixed-for-fixed test and does not qualify for the equity scope exception. If the equity scope exception is not available, the conversion feature is bifurcated and recorded as a derivative liability.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 for the presence of a beneficial conversion feature.

Derivative Financial Instruments

The Company evaluates all of its financial instruments, including convertible notes and stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in fair value reported as charges or credits to income.

For warrants classified as equity instruments, the Company uses the Black-Scholes option pricing model to determine the grant-date fair value for purposes of the ASC 470-20 relative fair value allocation. The classification of financial instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Discount and Debt Issue Costs

The Company records debt discounts and debt issue costs in connection with the issuance of debt instruments. Debt discounts arise from the issuance of warrants with notes (ASC 470-20 allocation), original issue discounts, and bifurcated derivative liabilities (if applicable). Debt issue costs include direct costs incurred in connection with the issuance of debt, such as legal fees and placement agent fees that are not withheld from proceeds. These amounts are presented as a reduction of the carrying value of the related debt on the balance sheet and are amortized to interest expense over the term of the debt using the straight-line method. If a note is extinguished prior to maturity, any unamortized debt discount and debt issue costs are immediately recognized as a component of the gain or loss on extinguishment in accordance with ASC 470-50.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount (“OID”), which represents the difference between the face value of the note and the proceeds received. The OID is recorded as a debt discount, reducing the carrying value of the note on the balance sheet, and is amortized to interest expense over the term of the note using the straight-line method. Any unamortized OID is presented net of the related debt on the balance sheet. If a note is converted or repaid prior to maturity, the remaining unamortized OID is immediately expensed as interest expense or recognized as a component of the gain or loss on extinguishment, as applicable.

Common Stock Payable

Common stock payable represents the fair value of shares of the Company’s common stock that have been earned or sold but not yet physically issued by the transfer agent as of the balance sheet date. Common stock payable is classified as a component of stockholders’ equity (deficit). Upon physical issuance of the shares, the common stock payable balance is reclassified to common stock (at par value) and additional paid-in capital.

NOTE 3 – GOING CONCERN

On April 30, 2026, we had an accumulated deficit of $52,633,084. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2026	October 31, 2025
Vehicles	$36,500	$36,500
Small equipment	32,943	$32,943
Large equipment	1,683,122	1,669,954
Property and Equipment, Gross	$1,752,565	$1,739,397
Less: Accumulated depreciation	(544,861)	(416,208)
Property and Equipment, Net	$1,207,704	$1,323,189

Depreciation expense for the six months ended April 30, 2026 and 2025 were $128,653 and $111,988, respectively.

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

As the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. As of April 30, 2026, the ROU asset was $35,161 and operating lease liabilities were $36,045. The operating lease liabilities consist of a current portion of $36,045 and a non-current portion of $0. The weighted average remaining lease term was 0.58 years and the weighted average discount rate was 4.14%.

Remaining lease term as of April 30, 2026:

Year	Operating Lease Payment
Remainder of fiscal 2026		35,531
Total Payments		$35,531

Lease Not Yet Commenced

In April 2024, the Company entered into a lease agreement for an industrial facility located in Katy, Texas. The lease is subject to completion of landlord construction and build-out prior to commencement. Under the terms of the lease, the commencement date occurs when the leased premises are made available for the Company’s use.

As of April 30, 2026, the landlord’s construction had not been completed, the lease had not commenced, and the Company had not taken possession of the facility. Accordingly, no right-of-use asset or lease liability has been recorded on the Company’s balance sheet as of April 30, 2026.

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

Stock Receivable

As of April 30, 2026 and October 31, 2025, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

Stock Payable

As of April 30, 2026, the Company sold 48,584 shares of common stock under its Regulation A offering to various shareholders that have not yet been issued by the transfer agent; therefore, $20,250 has been classified as common stock payable.

As of April 30, 2026, the Company sold 250,000 shares of common stock under its Regulation D offering to a shareholder that have not yet been issued by the transfer agent; therefore, $10,000 has been classified as common stock payable.

As of April 30, 2026, the Company had agreed to issue 500,000 shares of common stock to Lambda Ventures LLC as initial commitment shares in connection with the Equity Purchase Agreement dated April 27, 2026. As these shares had not yet been issued by the transfer agent as of April 30, 2026, the fair value of $55,000 (500,000 shares at $0.11 per share, the closing price on April 27, 2026) has been classified as common stock payable.

As of April 30, 2026 and October 31, 2025, the Company had 101,821,989 and 100,795,491 shares of common stock issued and outstanding, respectively.

Equity Purchase Agreement – Lambda Ventures LLC

On April 27, 2026, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Lambda Ventures LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company has the right, but not the obligation, to direct the Investor to purchase up to $30,000,000 of the Company’s common stock, par value $0.001 per share (the “Common Stock”), over a period of up to twenty-four (24) months, subject to the terms and conditions set forth in the Purchase Agreement. Under the Purchase Agreement, from time to time during the commitment period, the Company may deliver put notices to the Investor requiring the Investor to purchase shares of Common Stock, subject to certain conditions. Each put must be in a minimum amount of $25,000 and a maximum amount up to the lesser of (i) $500,000 or (ii) 200% of the Average Daily Trading Value, each calculated using the Initial Purchase Price. The purchase price per share will be the lesser of (i) 80% of the lowest traded price of the Common Stock on the principal trading market on the trading day immediately preceding the respective put date, or (ii) 80% of the lowest traded price of the Common Stock on the principal trading market on any trading day during the applicable valuation period.

As consideration for the Investor’s commitment to enter into the Purchase Agreement, the Company agreed to issue to the Investor 500,000 shares of Common Stock as initial commitment shares (the “Initial Commitment Shares”), which are earned in full upon execution of the Purchase Agreement. In addition, each time aggregate gross proceeds received by the Company under the Purchase Agreement increase by $2,500,000 (each, a “Trigger Event”), the Company will issue additional shares of Common Stock to the Investor as a commitment fee (the “Fulfillment Commitment Shares” and, together with the Initial Commitment Shares, the “Commitment Shares”). If the Maximum Commitment Amount is fully drawn, a total of twelve (12) Trigger Events will have occurred. The Company also agreed to pay $10,000 to the Investor’s legal counsel for expenses relating to the preparation of the Purchase Agreement. In connection with the Purchase Agreement, on April 27, 2026, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission within thirty (30) calendar days from the date of the Registration Rights Agreement, covering the resale of the shares of Common Stock issuable under the Purchase Agreement, including the Initial Commitment Shares and Fulfillment Commitment Shares. The Company is required to have the registration statement declared effective within ninety (90) calendar days from the date of the Registration Rights Agreement. The Initial Commitment Shares had not been physically issued as of April 30, 2026; accordingly, the Company recorded the fair value of these shares as common stock payable in the accompanying balance sheet. The fair value was determined using the closing price of the Company’s common stock on April 27, 2026 of $0.11 per share, resulting in a total of $55,000 recorded as common stock payable and a corresponding charge to financing expense.

NOTE 7 – PREFERRED STOCK

Issued

On January 2, 2025, the Company entered into a Share Exchange Agreement with the CEO. Pursuant to the agreement, the CEO exchanged 245,000,000 shares of the Company’s common stock for 245,000 shares of Series B Preferred Stock. On January 9, 2025, 245,000,000 shares of common stock held by Donald Owens were cancelled, and 245,000 shares of Series B Preferred Stock were issued to Donald Owens.

On January 2, 2025, the Company entered into a Share Exchange Agreement with HNO Green Fuels, Inc. (“HNO Green Fuels”), a related party. Pursuant to the agreement, HNO Green Fuels exchanged 115,000,000 shares of the Company’s common stock for 115,000 shares of Series B Preferred Stock. On January 9, 2025, 115,000,000 shares of common stock held by HNO Green Fuels, Inc. were cancelled, and 115,000 shares of Series B Preferred Stock were issued to HNO Green Fuels, Inc.

Authorized

Series A Preferred Stock

The Company has authorized 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share, of which 5,000,000 shares were issued and outstanding as of each of April 30, 2026 and October 31, 2025. Each outstanding share of Series A Preferred Stock entitles the holder to 55 votes on all matters submitted to a vote of the Company's shareholders. The holders of Series A Preferred Stock are not entitled to receive dividends and have no rights to any distribution upon the liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The Series A Preferred Stock is not convertible into common stock or any other security of the Company and is not subject to redemption.

Series B Preferred Stock

The Company has authorized 500,000 shares of Series B Preferred Stock, par value $0.001 per share, of which 360,000 shares were issued and outstanding as of each of April 30, 2026 and October 31, 2025. The holders of Series B Preferred Stock have no right to vote on any matters submitted to a vote of the Company's shareholders and are not entitled to receive dividends. Upon the liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, each holder of Series B Preferred Stock is entitled to receive, for each share held, out of the assets of the Company legally available for distribution, an amount equal to the distribution that would be made on a pro rata basis with the holders of the Company's common stock, calculated as if the Series B Preferred Stock had been converted into common stock as of the date immediately prior to the record date fixed for such distribution. Each holder of Series B Preferred Stock may, from time to time, convert any or all of such holder's shares into fully paid and non-assessable shares of common stock at a rate of 1,000 shares of common stock for each share of Series B Preferred Stock surrendered for conversion; provided, however, that no such conversion may be effected to the extent it would cause the holder's beneficial ownership, when aggregated with all other shares of common stock beneficially owned by such holder (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder), to exceed 4.99% of the Company's common stock issued and outstanding at such time. The Series B Preferred Stock is not subject to redemption.

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

As of April 30, 2026, the Company had multiple outstanding promissory notes payable to HNO Green Fuels, Inc. The notes bear interest at 2% per annum and were issued in connection with financing arrangements to support the Company’s operations. The following table summarizes the terms of these related-party notes payable, including original principal amounts, maturity dates (as extended), principal outstanding, and accrued interest as of April 30, 2026.

Issue Date	Original Principal	Maturity Date	Principal Outstanding	Accrued Interest
12/1/2021	$500,000	12/31/2026	$435,000	$13,014
5/31/2022	$590,000	5/31/2030	$590,000	$46,230
9/29/2022	$50,000	12/31/2026	$50,000	$1,496
10/20/2022	$50,000	12/31/2026	$50,000	$1,496
3/1/2023	$50,000	12/31/2026	$50,000	$1,496
3/8/2023	$50,000	12/31/2026	$50,000	$1,496
3/23/2023	$50,000	12/31/2026	$50,000	$1,496
4/3/2023	$50,000	12/31/2026	$50,000	$1,496
4/13/2023	$20,000	12/31/2026	$20,000	$598
4/17/2023	$30,000	12/31/2026	$30,000	$1,036
Total			$1,375,000	$69,854

Extension of Promissory Notes:

On December 29, 2025, the Company entered into nine separate Extension to Promissory Note agreements (the "December 2025 Extensions") with HNO Green Fuels, Inc., a Nevada corporation ("HNOGF"), a related party. These extensions amended nine promissory notes that were originally issued between December 1, 2021 and April 17, 2023, extending their maturity dates from December 31, 2025 to December 31, 2026. The extended notes bear interest at 2% per annum and have an aggregate outstanding principal balance of $785,000 as of April 30, 2026. The original issuance dates, principal amounts, and current balances of these notes are detailed in the table above.

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

During the six months ended April 30, 2026, HNO Green Fuels, Inc. advanced an additional $230,000 to the Company and the Company repaid $30,000 as partial repayment of previously advanced funds.

These advances are unsecured, non-interest bearing and due on demand. As of April 30, 2026, and October 31, 2025, related party advances had outstanding balances of $1,288,385 and $1,088,385, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the six months ended April 30, 2026, the Company entered into three convertible note financing transactions. The CFI Capital note was issued and fully repaid within the quarter. The JSC and Lambda Ventures notes remained outstanding as of April 30, 2026. The material terms of each transaction are described below.

CFI Capital LLC – Issued and Repaid During the Quarter

On March 12, 2026, the Company issued an 8% Convertible Redeemable Note to CFI Capital LLC (“CFI Capital”) pursuant to a Securities Purchase Agreement. The note had a face value of $150,000, an original issue discount of $12,000, and a purchase price of $138,000, resulting in net cash received of $137,426 after a wire transfer fee of $574. The note bore interest at 8% per annum and matured on March 12, 2027. The note was convertible into shares of the Company’s common stock subject to certain conditions; however, no shares were issued or converted, as the note was repaid in full prior to the six-month conversion eligibility date.

On April 7, 2026, twenty-six (26) days after issuance, the Company repaid the note in full pursuant to the note’s 30-day prepayment provision. The total payoff amount was $158,397, consisting of: (i) principal of $150,000; (ii) a prepayment premium of $7,500 (5% of principal); and (iii) accrued interest of $897 (8% per annum for 26 days). Because the note was extinguished prior to its maturity, the entire unamortized original issue discount of $12,000 was written off to interest expense at the time of repayment. Total financing charges recognized in connection with the CFI Capital note during the quarter were $20,971, comprised of the $12,000 OID write-off, the $7,500 prepayment premium, $897 of accrued interest, and $574 in wire fees. The CFI Capital note had a zero balance as of April 30, 2026.

Jefferson Street Capital, LLC

On April 7, 2026, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC, a New Jersey limited liability company (the “JSC Buyer”), pursuant to which the Company issued a Convertible Promissory Note in the principal amount of $96,250 (the “JSC Note”) and a Common Stock Purchase Warrant to purchase up to 385,000 shares of Common Stock at an exercise price of $0.25 per share, in exchange for gross proceeds of $87,500. After deduction of $3,000 in legal fees and $2,250 in placement agent fees withheld at funding, net proceeds to the Company were approximately $82,250.

The JSC Note has a principal amount of $96,250, which includes an original issue discount of $8,750. The JSC Note bears a one-time interest charge of 8% on the principal amount ($7,700), which is guaranteed and earned in full as of the issue date. The JSC Note matures on April 7, 2027. The JSC Note is convertible, at the option of the JSC Buyer, at a conversion price equal to 60% of the lowest traded price of the Common Stock on the principal trading market during the twenty (20) trading days prior to the applicable conversion date. The JSC Buyer’s right to convert is subject to a 4.99% beneficial ownership limitation. Upon an event of default, the JSC Note shall become immediately due and payable at 150% of outstanding principal and accrued interest, and default interest accrues at the lesser of 18% per annum or the maximum rate permitted by law. The JSC Warrant is exercisable commencing April 7, 2026 and expires April 7, 2031.

Lambda Ventures, LLC – Convertible Note

On April 9, 2026, the Company entered into a Securities Purchase Agreement with Lambda Ventures, LLC, a Nevada limited liability company (the “LV Buyer”), pursuant to which the Company issued a Convertible Promissory Note in the principal amount of $96,250 (the “LV Note”) and a Common Stock Purchase Warrant to purchase up to 385,000 shares of Common Stock at an exercise price of $0.25 per share, in exchange for gross proceeds of $87,500. After deduction of $3,000 in legal fees and $2,250 in placement agent fees withheld at funding, net proceeds to the Company were approximately $82,250.

The LV Note has a principal amount of $96,250, which includes an original issue discount of $8,750. The LV Note bears a one-time interest charge of 8% on the principal amount ($7,700), which is guaranteed and earned in full as of the issue date. The LV Note matures on April 9, 2027. The LV Note is convertible, at the option of the LV Buyer, at a conversion price equal to 60% of the lowest traded price of the Common Stock on the principal trading market during the twenty (20) trading days prior to the applicable conversion date. The LV Buyer’s right to convert is subject to a 4.99% beneficial ownership limitation. Upon an event of default, all outstanding principal and accrued interest shall become immediately due and payable, and default interest accrues at the lesser of 18% per annum or the maximum rate permitted by law. The LV Warrant is exercisable commencing April 9, 2026 and expires April 9, 2031.

Convertible Notes Payable

The following table summarizes the carrying value of convertible notes payable outstanding as of April 30, 2026:

	Jefferson Street Capital	Lambda Ventures, LLC	Total
Principal amount	$96,250	$96,250	$192,500
Add: Guaranteed interest payable	$7,700	$7,700	$15,400
Gross note balance	$103,950	$103,950	$207,900
Less: Original issue discount	$(8,199)	$(8,246)	$(16,445)
Less: Warrant discount (ASC 470-20)	$(33,929)	$(42,962)	$(76,891)
Less: Debt issue Costs	$(4,919)	$(4,948)	$(9,867)
Less: Guaranteed interest cost	$(7,215)	$(7,257)	$(14,472)
Less: Derivative discount	$(43,138)	$(34,556)	$(77,694)
Net carrying value	$6,550	$5,981	$12,531

Both notes were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D.

Warrant Accounting – ASC 470-20 Relative Fair Value Allocation

Each of the JSC Note and the LV Note was issued with a detachable Common Stock Purchase Warrant. In accordance with ASC 470-20, the Company allocated the gross proceeds of each transaction between the debt host instrument and the warrant based on their relative fair values at the issuance date. The fair value of each warrant was determined using the Black-Scholes option pricing model. The value allocated to the warrants is credited to additional paid-in capital and recorded as an additional debt discount amortized to interest expense over the note term.

Black-Scholes Assumptions

The following assumptions were used in the Black-Scholes valuation of each warrant tranche

Jefferson Street Capital Warrant

Parameter	Issuance Date (April 7, 2026)	April 30, 2026 (Informational)
Stock Price (S)	$0.0946	$0.1040
Exercise Price (K)	$0.2500	$0.2500
Expected Term (Years)	5.00	4.94
Risk-Free Rate	3.95%	4.02%
Expected Volatility (σ)	257.85%	308.30%
Expected Dividend Yield	0.00%	0.00%
d₁	2.7486	3.3271
d₂	(3.0171)	(3.5252)
N(d₁)	0.9970	0.9996
N(d₂)	0.0013	0.0002
Fair Value Per Share	$0.0941	$0.1039
Total Warrant Fair Value	$36,211	$40,006

The change in the fair value of the JSC Warrant from the issuance date to April 30, 2026 was $3,795. As the warrant is equity-classified, this change is not recognized in the Statements of Operations.

Lambda Ventures Warrant

Parameter	Issuance Date (April 9, 2026)	April 30, 2026 (Informational)
Stock Price (S)	$0.1190	$0.1040
Exercise Price (K)	$0.2500	$0.2500
Expected Term (Years)	5.00	4.94
Risk-Free Rate	3.91%	4.02%
Expected Volatility (σ)	258.54%	308.30%
Expected Dividend Yield	0.00%	0.00%
d₁	2.7960	3.3271
d₂	(2.9852)	(3.5252)
N(d₁)	0.9974	0.9996
N(d₂)	0.0014	0.0002
Fair Value Per Share	$0.1184	$0.1039
Total Warrant Fair Value	$45,584	$40,006

The change in the fair value of the LV Warrant from the issuance date to April 30, 2026 was $(5,578). As the warrant is equity-classified, this change is not recognized in the Statements of Operations.

Relative Fair Value Allocation and Debt Discount

The following table summarizes the ASC 470-20 allocation and total debt discount at issuance and at closing date for each note:

Jefferson Street Capital

	April 7, 2026	April 30, 2026
Note Principal (Face Value)	$96,250	$96,250
Guaranteed Interest Payable	7,700	7,700
Gross Note Balance	103,950	103,950
Less: Unamortized Debt Discount - OID	(8,750)	(8,199)
Less: Unamortized Debt Discount - Guaranteed Interest	(7,700)	(7,215)
Less: Unamortized Debt Discount - Warrant	(36,211)	(33,929)
Less: Unamortized Debt Issue Costs	(5,250)	(4,919)
Less: Unamortized Debt Discount - Derivative	(46,039)	(43,138)
Convertible Note Payable, Net	$—	$6,550

Lambda Ventures

	April 9, 2026	April 30, 2026
Note Principal (Face Value)	$96,250	$96,250
Guaranteed Interest Payable	7,700	7,700
Gross Note Balance	103,950	103,950
Less: Unamortized Debt Discount - OID	(8,750)	(8,246)
Less: Unamortized Debt Discount - Guar. Int.	(7,700)	(7,257)
Less: Unamortized Debt Discount -Warrant	(45,584)	(42,962)
Less: Unamortized Debt Issue Costs	(5,250)	(4,948)
Less: Unamortized Debt Discount - Derivative	(36,666)	(34,556)
Convertible Note Payable, Net	$—	$5,981

Loss on fair value of convertible note on date of issuance for the three months ended April 30, 2026

	LV Note (Day 1)	JSC Note (Day 1)	Total
Note Face Value	$96,250	$96,250	$192,500
Guaranteed Interest	7,700	7,700	15,400
Gross Note Balance	$103,950	$103,950	$207,900
Less Debt cost
(a) Original Issue Discount (OID)	(8,750)	(8,750)	(17,500)
(b) Guaranteed Interest Charge	(7,700)	(7,700)	(15,400)
(c) Warrant Fair Value (Black-Scholes)	(45,584)	(36,211)	(81,795)
(d)Debt Issue Costs	(5,250)	(5,250)	(10,500)
Net value of note	$36,666	$46,039	$82,705

Derivative Liability — Intrinsic Value	$(113,986)	$(69,300)	$(183,286)
Less: Net value of note	$36,666	$46,039	$82,705
Day 1 loss on issuance of note	$(77,320)	$(23,261)	$(100,581)

Loss on fair value of convertible note for the three months ended January 31, 2026

Amount
Convertible note – Newlan law firm	$59,867
Less: Share issued for conversion	(47,446)
Gain on fair value of convertible note	$12,421

Outstanding Warrants

The following table summarizes the common stock purchase warrants outstanding as of April 30, 2026 and through the date of these financial statements:

Counterparty	Issue Date	Warrant Shares	Exercise Price	Expiration	Grant-Date Fair Value	Status
Jefferson Street Capital, LLC	Apr 7, 2026	385,000	$0.25	Apr 7, 2031	$36,211	Outstanding
Lambda Ventures, LLC	Apr 9, 2026	385,000	$0.25	Apr 9, 2031	$45,584	Outstanding
Total		770,000	$0.25		$81,795

As of April 30, 2026, there were 770,000 warrants outstanding, all with an exercise price of $0.25 per share. All warrants may be exercised on a cashless basis when the market price of the Common Stock exceeds the exercise price and no effective registration statement covers the resale of the warrant shares. All warrants are subject to a 4.99% beneficial ownership limitation.

Interest Expense on Convertible Notes – Six Months Ended April 30, 2026

The following summarizes interest expense recognized in connection with convertible notes payable during the six months ended April 30, 2026:

JSC Note: Guaranteed interest $485; OID amortization $551; warrant discount amortization $2,282; debt issue cost $331; derivative discount amortization $ 2,901; total $6,550.

LV Note: Guaranteed interest $443; OID amortization $503; warrant discount amortization $2,623; debt issue cost $302; derivative discount amortization $ 2,110; total $5,981.

CFI Capital Note (repaid): OID write-off (extinguishment) $12,000; accrued interest $897; total $12,897.

Total interest expense on convertible notes: $25,428 for the six months ended April 30, 2026. Additionally, the $7,500 prepayment premium and $574 wire fee incurred at issuance of the note is included in operating expenses.

Embedded Conversion Features – ASC 815 Analysis

The JSC Note and LV Note each contain a variable conversion feature providing for conversion at 60% of the lowest traded price of the Company’s Common Stock during the 20 trading days prior to conversion. The Company evaluated these embedded conversion features under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion features should be bifurcated from the host instruments and accounted for as derivative liabilities.

The Company evaluated the bifurcation criteria under ASC 815-15. The Company further evaluated whether the conversion features qualify for the equity scope exception under ASC 815-40-15, which provides that an embedded conversion feature is not subject to derivative accounting if it would be classified in equity if it were a freestanding instrument.

The Company concluded that the embedded conversion features in the JSC Note and LV Note do not qualify for the equity scope exception under ASC 815-40-15 and are required to be bifurcated from the debt hosts and accounted for separately as derivative liabilities. Because the conversion price is variable 60% of the lowest traded price during the 20 trading days preceding conversion the number of shares issuable is not fixed, and the features are therefore not considered indexed to the Company's own stock and would not be classified in equity if freestanding. Accordingly, each conversion feature was bifurcated and recorded at its issuance-date fair value as a derivative liability, with subsequent changes in fair value recognized in the statements of operations. The issuance-date fair value of each bifurcated derivative, together with the relative fair value allocated to the detachable warrant under ASC 470-20, was recorded as a debt discount; to the extent those amounts exceeded the proceeds of the note, the excess was recognized immediately as a loss. The resulting debt discount is amortized to interest expense over the term of each note.

The variable conversion pricing structure at 60% of the lowest traded price over the prior 20 trading days creates significant potential dilution risk if the Company’s stock price declines. The number of shares issuable upon conversion is not fixed and could be substantially greater than the number initially anticipated. The Company has reserved 13,000,000 shares of Common Stock for each of the JSC Note and the LV Note to provide for conversion and warrant exercise.

Each of the JSC Note and the LV Note contains provisions that, upon an event of default, accelerate the outstanding balance to 150% of principal and accrued interest and impose default interest at the lesser of 18% per annum or the maximum rate permitted by law. Events of default include, among others, failure to maintain a minimum market capitalization of $3,000,000 on any Trading Day, failure to timely deliver shares upon conversion, and consummation of a Variable Rate Transaction. As of April 30, 2026, the Company was in compliance with the terms of both notes.

JSC Note Derivative Liability – Conversion Feature

The fair value of the derivative liability is measured using the intrinsic value method at each reporting date: Fair Value = (Total Face Obligation ÷ Conversion Price) × max(Stock Price − Conversion Price, 0), where the Conversion Price equals 60% of the lowest closing price of the Company’s common stock during the 20 trading days immediately preceding the measurement date.

At April 7, 2026 (issuance), the 20-trading-day low closing price for the period March 9, 2026 through April 6, 2026 was $0.0946, resulting in a conversion price of $0.05676 (60% × $0.0946). Based on the closing stock price of $0.0946 on the issuance date, the intrinsic value per share was $0.03784 ($0.0946 − $0.05676), and approximately 1,831,395 shares were issuable upon full conversion ($103,950 ÷ $0.05676), resulting in a derivative liability of $69,300 at issuance. (Note: for the JSC Note, the 20-day low and the issuance-date spot price coincide at $0.0946, so this value is unchanged from the prior draft.)

At April 30, 2026, the 20-trading-day low closing price for the period April 1, 2026 through April 29, 2026 was $0.0900, resulting in a conversion price of $0.05400 (60% × $0.0900). Based on the closing stock price of $0.1040 on April 30, 2026, the intrinsic value per share was $0.05000 ($0.1040 − $0.05400), and approximately 1,925,000 shares were issuable upon full conversion ($103,950 ÷ $0.05400), resulting in a derivative liability of $96,250 at April 30, 2026. The Company recognized a loss from the change in fair value of $26,950 for the period (an increase in the derivative liability from $69,300 to $96,250).

The following table presents the roll-forward of the derivative liability for the period:

Derivative Liability - Conversion Feature (JSC)	Amount
Balance - Issuance Date (April 7, 2026)	$69,300
Change in Fair Value - Period (loss)	$26,950
Balance at April 30, 2026	$96,250

LV Note Derivative Liability – Conversion Feature

The fair value of the derivative liability is measured using the intrinsic value method at each reporting date: Fair Value = (Total Face Obligation ÷ Conversion Price) × max (Stock Price − Conversion Price, 0), where the Conversion Price equals 60% of the lowest closing price of the Company’s common stock during the 20 trading days immediately preceding the measurement date.

At April 9, 2026 (issuance), the 20-trading-day low closing price for the period March 11, 2026 through April 8, 2026 was $0.0946, resulting in a conversion price of $0.05676 (60% × $0.0946). Based on the closing stock price of $0.1190 on the issuance date, the intrinsic value per share was $0.06224 ($0.1190 − $0.05676), and approximately 1,831,395 shares were issuable upon full conversion ($103,950 ÷ $0.05676), resulting in a derivative liability of $113,986 at issuance.

At April 30, 2026, the 20-trading-day low closing price for the period April 1, 2026 through April 29, 2026 was $0.0900, resulting in a conversion price of $0.05400 (60% × $0.0900). Based on the closing stock price of $0.1040 on April 30, 2026, the intrinsic value per share was $0.05000 ($0.1040 − $0.05400), and approximately 1,925,000 shares were issuable upon full conversion ($103,950 ÷ $0.05400), resulting in a derivative liability of $96,250 at April 30, 2026. The Company recognized a gain from the change in fair value of $17,736 for the period (a decrease in the derivative liability from $113,986 to $96,250).

The following table presents the roll-forward of the derivative liability for the period:

Derivative Liability - Conversion Feature (LV)	Amount
Balance - Issuance Date (April 9, 2026)	$113,986
Change in Fair Value - Period (gain)	$(17,736)
Balance at April 30, 2026	$96,250

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through July 1, 2026, which represents the date the financial statements were issued, and no events, other than discussed below have occurred through that date that would impact the financial statements.

Monroe Street Capital Partners, LP

On May 5, 2026, the Company entered into a Securities Purchase Agreement (the “MSC Purchase Agreement”) with Monroe Street Capital Partners, LP, a Delaware limited partnership (the “MSC Buyer”), pursuant to which the Company issued to the MSC Buyer a Convertible Promissory Note in the principal amount of $67,500 (the “MSC Note”) and a Common Stock Purchase Warrant to purchase up to 385,000 shares of the Company’s common stock (the “MSC Warrant”), in exchange for gross proceeds of $62,500, resulting in net proceeds to the Company of approximately $57,625 after deduction of legal fees and placement agent fees. The foregoing transaction was reported on Form 8-K on May 8, 2026.

Convertible Promissory Note

The MSC Note has a principal amount of $67,500, which includes an original issue discount of $5,000. The MSC Note bears a one-time interest charge of 8% on the principal amount (equal to $5,400), which is guaranteed and earned in full as of the issue date. The MSC Note matures on May 5, 2027. The MSC Note is convertible, at the option of the MSC Buyer, at any time on or following the issue date, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to 60% of the lowest traded price of the Common Stock on the principal trading market during the twenty (20) trading days prior to the applicable conversion date. The MSC Buyer’s right to convert the MSC Note is subject to a 4.99% beneficial ownership limitation. Upon an event of default, the MSC Note shall become immediately due and payable at an amount equal to 150% of outstanding principal and accrued interest, and default interest shall accrue at the lesser of 18% per annum or the maximum rate permitted by law.

Common Stock Purchase Warrant

In connection with the MSC Purchase Agreement, the Company issued to the MSC Buyer a Common Stock Purchase Warrant to purchase up to 385,000 shares of Common Stock at an exercise price of $0.25 per share. The MSC Warrant is exercisable at any time commencing on May 5, 2026 and expires on May 5, 2031, five (5) years from the issuance date. The MSC Warrant may be exercised on a cashless basis when the market price of one share of Common Stock exceeds the exercise price and no effective registration statement covers the resale of the Warrant Shares. The MSC Buyer’s right to exercise the MSC Warrant is subject to a 4.99% beneficial ownership limitation.

Share Reservation

In connection with the foregoing, the Company entered into an Irrevocable Transfer Agent Instruction Letter and Memorandum of Understanding with Pacific Stock Transfer Company, the Company’s transfer agent, pursuant to which the Company has irrevocably reserved 20,000,000 shares of Common Stock for issuance upon conversion of the MSC Note and exercise of the MSC Warrant. The MSC Note requires a minimum reserve of the greater of 20,000,000 shares or four times the number of shares issuable upon full conversion at the then-applicable conversion price.

Expected Accounting Treatment

The Company is evaluating the accounting for the MSC Note and the MSC Warrant and expects to apply treatment consistent with its accounting for the JSC Note and the LV Note described in Note 9. The Company expects to allocate the gross proceeds of $62,500 between the MSC Note and the MSC Warrant based on their relative fair values in accordance with ASC 470-20, with the amount allocated to the MSC Warrant recorded as additional paid-in capital and as a corresponding debt discount. The $5,000 original issue discount and the one-time 8% guaranteed interest charge of $5,400 are expected to be recorded as debt discount, and the legal and placement agent fees withheld from proceeds as debt issuance costs, in each case amortized to interest expense over the term of the MSC Note. The Company further expects that the MSC Note's variable conversion feature, which provides for conversion at 60% of the lowest traded price of the Common Stock during the twenty (20) trading days preceding the applicable conversion date, will be bifurcated from the host instrument and accounted for as a derivative liability measured at fair value in accordance with ASC 815, consistent with the JSC Note and the LV Note. To the extent the initial fair value of the bifurcated derivative liability exceeds the net carrying value of the MSC Note, the Company expects to recognize a day-one loss. The financial effects of the MSC Note and the MSC Warrant will be reflected in the Company's condensed financial statements for the quarter ending July 31, 2026.

Lambda Ventures LLC – Issuance of Initial Commitment Shares

On May 27, 2026, subsequent to the April 30, 2026 balance sheet date, the Company issued 500,000 shares of its Common Stock (the “Initial Commitment Shares”) to Lambda Ventures LLC pursuant to the Equity Purchase Agreement dated April 27, 2026, as more fully described in Note 6. The Initial Commitment Shares were earned in full upon execution of the Purchase Agreement on April 27, 2026, and the fair value of $55,000 (500,000 shares at $0.11 per share, the closing price on April 27, 2026) was recorded as common stock payable in the accompanying balance sheet as of April 30, 2026. Upon physical issuance on May 27, 2026, the $55,000 common stock payable balance was reclassified to permanent equity, with $500 credited to common stock (par value $0.001 × 500,000 shares) and $54,500 credited to additional paid-in capital. No additional compensation expense was recognized at the time of issuance. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuance of Common Stock under Regulation A

On May 29, 2026, the Company issued 33,334 shares of common stock under Regulation A for funds received during the quarter ended January 31, 2026.

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

Results of Operations

For the three months ended April 30, 2026 and 2025

Revenue

For the three months ended April 30, 2026 and 2025, the Company recognized revenue of $33,821 and $43,708, respectively. Revenue in the current period was generated from the facilitation of the delivery of hydrogen equipment and related integration support. The Company concluded that it acted as an agent with respect to the equipment component of the arrangement, as it did not take control of the goods and the third-party supplier shipped directly to the customer. As a result, revenue was recognized on a net basis, limited to the Company’s retained margin.

Cost of Goods Sold

Cost of Goods Sold consists of direct expenses related to hydrogen engineering services and combustion solution projects, including materials, subcontracted labor, and other project-specific implementation costs. For the three months ended April 30, 2026 and 2025, total cost of sales was $0 and $0, respectively. The Company acted as an agent in facilitating delivery of certain hydrogen refueling equipment during the 2026 period and did not generate separate cost of goods sold.

Gross Profit

For the three months ended April 30, 2026 and 2025, gross profit was $33,821 and $43,708, respectively. These amounts reflect revenue generated from the facilitation of the delivery of hydrogen equipment and integration support services. As the Company was acting as an agent with respect to the equipment delivered by a third-party vendor, no cost of goods sold was recognized, and gross profit equaled the margin retained.

Operating Expenses

General and Administrative expenses were $165,081 for the three months ended April 30, 2026, compared to $314,323 during the same period in 2025, a decrease of $149,242, reflecting lower professional fees, reduced consultant costs, and a general decline in administrative overhead.

Depreciation expense increased by $5,897 to $63,436 for the three months ended April 30, 2026, compared to $57,539 for the same period in 2025, reflecting depreciation on additions to property and equipment.

Advertising and marketing expenses were $1,706 for the three months ended April 30, 2026, compared to $14,810 for the same period in 2025. The decrease was due to reduced outreach activities compared to the prior year, which had higher spending to support the Company’s hydrogen engineering and combustion solutions.

Net Loss

Net loss for the three months ended April 30, 2026, was $400,825 compared to a net loss of $470,066 during the same period in 2025.

For the six months ended April 30, 2026 and 2025

Revenue

For the six months ended April 30, 2026 and 2025, the Company recognized revenue of $33,821 and $43,708, respectively. Revenue in the current period was generated from the facilitation of the delivery of hydrogen equipment and related integration support. The Company concluded that it acted as an agent with respect to the equipment component of the arrangement, as it did not take control of the goods and the third-party supplier shipped directly to the customer. As a result, revenue was recognized on a net basis, limited to the Company’s retained margin.

Cost of Goods Sold

Cost of Goods Sold consists of direct expenses related to hydrogen engineering services and combustion solution projects, including materials, subcontracted labor, and other project-specific implementation costs. For the six months ended April 30, 2026 and 2025, total cost of sales was $0 and $0, respectively. The Company acted as an agent in facilitating delivery of certain hydrogen refueling equipment during the 2026 period and did not generate separate cost of goods sold.

Gross Profit

For the six months ended April 30, 2026 and 2025, gross profit was $33,821 and $43,708, respectively. These amounts reflect revenue generated from the facilitation of the delivery of hydrogen equipment and integration support services. As the Company was acting as an agent with respect to the equipment delivered by a third-party vendor, no cost of goods sold was recognized, and gross profit equaled the margin retained.

Operating Expenses

General and Administrative expenses were $286,570 for the six months ended April 30, 2026, a decrease of $5,422,415 from $5,708,985 in the comparable period of 2025. The decline was driven primarily by stock-based compensation, which totaled $5,092,557 in the 2025 period and was nil in 2026. Excluding stock-based compensation, general and administrative expenses decreased by $329,858, reflecting lower professional fees, reduced consultant costs, and a general decline in administrative overhead.

Depreciation expense increased by $16,665 to $128,653 for the six months ended April 30, 2026, compared to $111,988 for the same period in 2025, reflecting depreciation on additions to property and equipment.

Advertising and marketing expenses were $2,559 for the six months ended April 30, 2026, compared to $20,160 for the same period in 2025. The decrease was due to reduced outreach activities compared to the prior year, which had higher spending to support the Company’s hydrogen engineering and combustion solutions.

Net Loss

Net loss for the six months ended April 30, 2026, was $582,894 compared to a net loss of $5,931,459 during the same period in 2025.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended April 30, 2026 of $400,825 and had an accumulated deficit of $52,633,084 at April 30, 2026. At April 30, 2026, we had a cash balance of $145,670, compared to a cash balance of $9,525 at October 31, 2025. At April 30, 2026, the working capital deficit was $2,613,968, compared to a working capital deficit of $2,422,574 at October 31, 2025. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

The Company will need to raise additional capital through equity financings or other means in order to continue operations and meet its obligations. Failure to obtain additional funding could have a material adverse effect on our financial condition and the results of operations. While we do not currently generate sufficient cash from operations, we have access to certain external sources of financing. These include the Equity Purchase Agreement we entered into with Lambda Ventures LLC on April 27, 2026, under which we may sell up to $30,000,000 of our common stock over a period of up to 24 months; our ongoing Regulation A offering; and convertible note financings, including the notes issued in April 2026 and the note issued in May 2026. Our ability to access these sources is subject to significant conditions and limitations. Sales under the Equity Purchase Agreement are subject to the effectiveness of a resale registration statement covering the underlying shares, per-put dollar limits, and the prevailing market price of our common stock, and amounts realizable under our Regulation A offering and any future note financings depend on investor demand and market conditions. There can be no assurance that financing from these sources will be available in amounts sufficient, or on terms acceptable, to meet our needs. Accordingly, we will need to raise additional capital through equity financings or other means in order to continue operations and meet our obligations, and failure to obtain additional funding could have a material adverse effect on our financial condition and results of operations.

Cash Flow

For the Six months Ended April 30, 2026 and 2025

The following table summarizes our cash flows for the periods indicated below:

	For the Six months Ended April 30, 2026	For the Six months Ended April 30, 2025
Cash Used in Operating Activities	$(337,687)	$(671,197)
Cash Provided by Financing Activities	487,000	901,500
Cash Used in investing activities	$(13,168)	$(177,944)

Cash Used in Operating Activities

During the six months ended April 30, 2026, cash used in operating activities amounted to $(337,687), primarily reflecting our net loss of $(582,894). This was partially offset by non-cash items, including depreciation of $128,653, non-cash interest expense of $12,531, a loss on change in fair value of convertible notes of $88,160, and a loss on derivative liability of $9,214. Changes in operating assets and liabilities included a decrease in accounts receivable of $332,669, a decrease in other receivable of $1,000, a decrease in accounts payable of $340,023, an increase in accrued interest payable of $13,637, and a net change in operating lease right-of-use assets and lease liabilities of $(634).

During the six months ended April 30, 2025, cash used in operating activities amounted to $(671,197), primarily reflecting our net loss of $(5,931,459). This was largely offset by non-cash items, primarily $5,092,557 of stock-based compensation, depreciation of $111,988, a loss on write-off of intangible assets of $105,190, legal services provided in exchange for a convertible note of $45,000, and a loss on change in fair value of convertible notes of $14,985. Changes in operating assets and liabilities included an increase in accounts receivable of $8,450, a decrease in accounts payable of $106,116, a decrease in accrued payroll of $8,881, an increase in accrued interest payable of $13,864, and a net change in operating lease right-of-use assets and lease liabilities of $125.

Cash Provided by Financing Activities

During the six months ended April 30, 2026, cash provided by financing activities was $487,000, which consisted of net proceeds from related party advances of $200,000, proceeds from the sale of common stock of $62,500, proceeds from the sale of common stock subscription payable of $60,000, and proceeds from issuance of convertible notes payable of $164,500.

During the six months ended April 30, 2025, cash provided by financing activities was $901,500, which consisted of net proceeds from related party advances of $359,000 and proceeds from the sale of common stock of $542,500.

Cash Used in Investing Activities

During the six months ended April 30, 2026, cash used in investing activities was $(13,168), which consisted of the purchase of property and equipment and long-term assets.

During the six months ended April 30, 2025, cash used in investing activities was $(177,944), which consisted of the purchase of property and equipment and long-term assets.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended April 30, 2026, the Company incurred a net loss of $582,894 and used cash in operating activities of $337,687, and on April 30, 2026, had stockholders’ deficit of $1,961,103. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

Employee Benefits

During the six months ended April 30, 2026, the Company paid $2,970 in employer retirement contributions, representing 3% of semi-monthly payroll for one employee over three pay periods. These contributions are made in accordance with the terms of the Company’s state-mandated retirement plan for eligible employees and are recorded as employee benefits expense in the period incurred.

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

During the three months ended April 30, 2026 and April 30, 2025, the Company recognized $33,821 and $43,708 in revenue related to the facilitation of delivery of hydrogen refueling equipment and related services. Based on its evaluation of the arrangement, the Company determined that it acted as an agent with respect to the facilitation of delivery of equipment, as it did not obtain control of the goods and the third-party vendor delivered directly to the customer. As a result, revenue was recognized on a net basis, excluding gross billings and associated third-party costs, in accordance with ASC 606.

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

Outstanding Share Data

As of April 30, 2026, the following securities were outstanding:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended April 30, 2026.

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

HNO INTERNATIONAL, INC.

July 7, 2026	By: /s/ Donald Owens Donald Owens, Chief Executive Officer (Principal Executive Officer)

July 7, 2026	By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

