Form 10-Q
period 2026-07-31
HNO International, Inc.
filed 2026-09-21
CIK 1342916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 21, 2026 the registrant had 103,993,766 outstanding shares of Common Stock.

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

3

HNO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HNO INTERNATIONAL, INC. CONDENSED BALANCE SHEETS
	July 31,	October 31,
	2026	2025
ASSETS	Unaudited	Audited
Current Assets
Cash	$69,427	$9,525
Accounts receivable	—	332,669
Other receivable	18	1,018
Total Current Assets	69,445	343,212

Non-Current Assets
Property and equipment, net	1,143,987	1,323,189
Right-of-use asset	20,197	64,637
Total Non-Current Assets	1,164,184	1,387,826
TOTAL ASSETS	$1,233,629	$1,731,038

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	395,056	715,236
Accrued interest payable	76,913	56,345
Lease liability	20,702	60,953
Advances, related party	1,273,430	1,088,385
Convertible notes payable, net of discounts and issue costs	99,685	59,867
Notes payable, related party	785,000	785,000
Derivative liability	450,164	—
Total Current Liabilities	3,100,950	2,765,786

Non-Current Liability
Lease liability	—	5,202
Long term notes payable, related party	590,000	590,000
Total Non-Current Liability	590,000	595,202
Total Liabilities	3,690,950	3,360,988

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 15,000,000 shares authorized
Series A, par value $0.001 per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	5,000	5,000
Series B, par value $0.001 per share; 500,000 shares authorized; 360,000 and 360,000 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	360	360
Common stock, par value $0.001 per share; 985,000,000 shares authorized; 102,355,323 and 100,795,491 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	102,356	100,795
Common stock payable	25,250	25,250
Common stock subscription receivable	(13,750)	(13,750)
Additional paid-in capital	50,633,245	50,302,585
Accumulated deficit	(53,209,782)	(52,050,190)
Total Stockholders’ Deficit	(2,457,321)	(1,629,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,233,629	$1,731,038
The accompanying notes are an integral part of these condensed unaudited financial statements.
5

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2026	2025	2026	2025

Revenue	$—	$—	$33,821	$43,708
Cost of goods sold	—	—	—	—
Gross Profit	—	—	33,821	43,708

Operating expenses
Advertising and marketing	—	2,610	2,559	22,770
General and administrative expenses	186,014	180,560	472,583	796,989
Share commitment expenses	—	241,380	55,000	5,333,937
Depreciation	63,716	66,742	192,369	178,730
Total Operating Expenses	249,730	491,292	722,511	6,332,426
Net loss from Operations	(249,730)	(491,292)	(688,690)	(6,288,718)
Other Income (Expenses)
Interest income	11	2	17	8
Interest expense	(94,086)	(6,705)	(140,651)	(20,569)
Gain/(Loss) on fair value of convertible note	(143,229)	(15)	(231,390)	(15,000)
Gain/(Loss) on derivative	(45,175)	—	(98,878)	—
Loss on write-off of intangible asset	—	—	—	(105,190)
Total Other (Expenses)	(282,479)	(6,718)	(470,902)	(140,751)

Net Loss	$(532,209)	$(498,010)	$(1,159,592)	$(6,429,469)
PER SHARE AMOUNTS
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding - basic and diluted	102,198,076	85,983,969	101,792,638	171,019,802

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT For the three and nine months ended July 31, 2025 and 2026 (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
For the three and nine months ended July 31, 2025
Balance at October 31, 2024	5,000,000	$5,000	—	$—	419,437,865	$419,438	$15,250	$(13,750)	$43,611,365	$(45,434,694)	$(1,397,391)
Regulation D stock issuances	—	—	—	—	29,293	29	—	—	14,971	—	15,000
Shares cancelled as per exchange agreement	—	—	—	—	(360,000,000)	(360,000)	—	—	—	—	(360,000)
Series B preferred stock issuances	—	—	360,000	360	—	—	—	—	359,640	—	360,000
Stock-based compensation	—	—	—	—	16,125,000	16,125	—	—	5,076,432	—	5,092,557
Net loss for the three months ended January 31, 2025	—	—	—	—	—	—	—	—	—	(5,461,393)	(5,461,393)
Balance at January 31, 2025	5,000,000	$5,000	360,000	$360	75,592,158	$75,592	$15,250	$(13,750)	$49,062,408	$(50,896,087)	$(1,751,227)
Regulation D stock issuances	—	—	—	—	4,558,333	4,558	—	—	522,942	—	527,500
Net loss for the three months ended April 30, 2025	—	—	—	—	—	—	—	—	—	(470,066)	(470,066)
Balance at April 30, 2025	5,000,000	$5,000	360,000	$360	80,150,491	$80,150	$15,250	(13,750)	49,585,350	(51,366,153)	(1,693,793)
Regulation D stock issuances	—	—	—	—	13,190,000	13,190	—	—	380,810	—	394,000
Share based compensation	—	—	—	—	2,580,000	2,580	—	—	238,800	—	241,380
Net loss for the three months ended July 31, 2025	—	—	—	—	—	—	—	—	—	(498,010)	(498,010)
Balance at July 31, 2025	5,000,000	5,000	360,000	360	95,920,491	95,920	15,250	(13,750)	50,204,960	(51,864,163)	(1,556,423)

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued) For the three and nine months ended July 31, 2025 and 2026 (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Share Subscription	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit
Balance at October 31, 2025	5,000,000	$5,000	360,000	$360	100,795,491	$100,795	$25,250	$(13,750)	$50,302,585	$(52,050,190)	$(1,629,950)
Regulation A stock issuances	—	—	—	—	333,334	334	5,000	—	49,666	—	55,000
Regulation D stock issuances	—	—	—	—	500,000	500	—	—	12,000	—	12,500
Shares issued upon conversion of convertible note	—	—	—	—	193,164	193	—	—	47,253	—	47,446
Net loss for the three months ended January 31, 2026	—	—	—	—	—	—	—	—	—	(182,069)	(182,069)
Balance at January 31, 2026	5,000,000	5,000	360,000	360	101,821,989	101,822	30,250	(13,750)	50,411,504	(52,232,259)	(1,697,073)
Commitment shares	—	—	—	—	—	—	55,000	—	—	—	55,000
Debt discount - Warrant	—	—	—	—	—	—	—	—	81,795	—	81,795
Net loss for the three months ended April 30, 2026	—	—	—	—	—	—	—	—	—	(445,314)	(445,314)
Balance at April 30, 2026	5,000,000	$5,000	360,000	$360	101,821,989	$101,822	$85,250	$(13,750)	$50,493,299	$(52,677,573)	$(2,005,592)
Debt discount - Warrant	—	—	—	—	—	—	—	—	80,480	—	80,480
Regulation A stock issuances	—	—	—	—	33,334	34	(5,000)	—	4,966	—	—
Commitment shares	—	—	—	—	500,000	500	(55,000)	—	54,500	—	—
Net loss for the three months ended July 31, 2026	—	—	—	—	—	—	—	—	—	(532,209)	(532,209)
Balance at July 31, 2026	5,000,000	5,000	360,000	360	102,355,323	102,356	25,250	(13,750)	50,633,245	(53,209,782)	(2,457,321)
The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended July 31,
	2026	2025
Cash Flow from Operating Activities
Net loss	$(1,159,592)	$(6,429,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	192,369	178,730
Non cash interest expenses	111,685	—
Legal services provided in exchange for convertible note	—	45,000
Loss on write-off of intangible asset	—	105,190
(Gain)/Loss on fair value of convertible note	231,390	15,000
(Gain)/Loss on derivative liability	98,878	—
Share based compensation	—	5,333,937
Commitment shares issued for financing expense	55,000	—
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	332,669	—
(Increase)/Decrease in other receivable	1,000	—
(Decrease) in accounts payable	(320,180)	(129,137)
Increase/(Decrease) in accrued payroll	—	(17,762)
Increase in accrued interest payable	20,568	20,569
Operating lease ROU assets and lease liabilities, net	(1,013)	115
Net Cash Used in Operating Activities	(437,226)	(877,827)

Cash Flows from Financing Activities
Proceeds from related party advances	230,045	509,000
Repayment of related party advances	(45,000)	(378,000)
Proceeds from sale of common stock	67,500	936,500
Proceeds from issuance of convertible notes payable	407,750	—
Repayment of convertible notes payable	(150,000)	—
Net Cash Provided by Financing Activities	510,295	1,067,500

Cash Flows from Investing Activities
Purchase of property and equipment	(13,167)	(177,944)
Net Cash Used in Investing Activities	(13,167)	(177,944)

Net increase (decrease) in cash	59,902	11,729
Cash at beginning of period	9,525	20,255
Cash at end of period	$69,427	$31,984

Supplemental Disclosure for Cash Paid:
Lease liability paid during the period	$46,695	$—
Income taxes paid during the period	$—	$—
Interest paid during the period	$897	$—

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Property and equipment acquired through accounts payable	$—	$398,845
Common stock issued in settlement of common stock payable	$60,000	$—
Common stock cancellation per share exchange agreement	$—	$(360,000)
Series B preferred stock issuance per exchange agreement	$—	$360,000
Shares issued upon conversion of convertible notes payable	$47,446	$—
Convertible note issued in exchange for legal services, recorded at fair value	$—	$60,000
Derivative liability balance	$450,164	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

HNO INTERNATIONAL, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2026

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements and should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2025. In the opinion of management, the accompanying condensed unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company's financial position as of July 31, 2026 and October 31, 2025, and the results of its operations for the three and nine months ended July 31, 2026 and 2025, and its cash flows for the nine months ended July 31, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2026, and October 31, 2025, the Company did not hold any investments that qualify as cash equivalents. Therefore, the cash and cash equivalents line item in the balance sheet solely comprises cash.

The Company maintains its cash balances at financial institutions, which at times may exceed federally insured limits. While the Company monitors the credit quality of its banking institutions, cash balances in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits expose the Company to a certain degree of credit risk in the event of the financial institutions' failure.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected employees and consultants. Compensation for stock-based awards is recognized as a non-cash expense on the statement of operations. The fair value of restricted stock grants is determined using the closing market price on the grant date, adjusted for an appropriate discount to reflect the restrictions on transferability and marketability of the shares. The discount is calculated using a weighted average of comparable restricted stock transactions, which better reflects the economic impact of larger issuances and provides a more accurate representation of fair value under ASC 718. The expense associated with these awards is recorded based on the fair value on the date of grant, as determined using a pricing model commensurate with the terms of the award. This cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized after adjusting for estimated forfeitures at the time of vesting. The expense related to stock-based compensation is presented as a separate line item in the accompanying statements of operations; the Company does not allocate compensation costs to cost of goods sold. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Excess tax benefits and tax deficiencies arising from stock-based awards are recognized as income tax expense or benefit in the statements of operations in the period in which the awards vest or are settled.

Employee Benefits

During the three months ended July 31, 2026, the Company paid $1,485 in employer retirement contributions, representing 3% of semi-monthly payroll for one employee over six pay periods. These contributions are made in accordance with the terms of the Company’s state-mandated retirement plan for eligible employees and are recorded as employee benefits expense in the period incurred.

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

The Company follows the provisions of ASC 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes a recognition threshold and measurement process for uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination by the relevant taxing authorities. The Company had no unrecognized tax benefits as of July 31, 2026 and October 31, 2025, and does not anticipate any significant changes in unrecognized tax benefits within the next 12 months.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The stated standard’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

In certain arrangements where the Company facilitates the provision of goods or services provided by a third party, and does not take control of those goods or services, revenue is recognized on a net basis, limited to the margin or fee earned, consistent with the Company’s role as an agent under ASC 606-10-55-36 through 55-40.

During the nine months ended July 31, 2026 and July 31, 2025, the Company recognized $33,821 and $43,708 in revenue related to the facilitation of delivery of hydrogen refueling equipment and related services. No revenue was recognized in the three months ended July 31, 2026 or 2025. Based on its evaluation of the arrangement, the Company determined that it acted as an agent with respect to the facilitation of delivery of equipment, as it did not obtain control of the goods and the third-party vendor delivered directly to the customer. As a result, revenue was recognized on a net basis, excluding gross billings and associated third-party costs, in accordance with ASC 606.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable as common stock equivalents. As the Company is currently presenting net losses the weighted-average number of common shares outstanding excludes potential common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities excluded from the computation of diluted net loss per share for the three and nine months ended July 31, 2026 consisted of 1,540,000 shares issuable upon exercise of common stock purchase warrants and approximately 8,931,818 shares issuable upon conversion of the Company’s convertible notes payable, based on the conversion price in effect at July 31, 2026. In addition, 360,000 shares of Series B Preferred Stock, convertible into up to 360,000,000 shares of common stock subject to a 4.99% beneficial ownership limitation, were outstanding and are likewise excluded as antidilutive for all periods presented. No convertible notes or warrants were outstanding during the comparable 2025 periods.

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

In connection with convertible notes issued in April and May 2026, the Company recognized a derivative liability of $450,164 as of July 31, 2026, measured at fair value on a recurring basis using the intrinsic-value method described in Note 9. Because the measurement relies on a Company-specific valuation model with significant unobservable inputs, the derivative liability is classified as a Level 3 measurement.

Other financial instruments. The carrying amounts of the Company's remaining financial instruments cash, accounts payable, accrued interest payable, advances from related parties, and notes payable to related parties approximate fair value as of July 31, 2026 and October 31, 2025, due to the short maturity of those instruments. It is not practicable to estimate the fair value of the Company’s $590,000 long-term note payable to a related party, which bears a fixed rate of 2%, given the related-party nature of the instrument and the absence of comparable market transactions, consistent with the disclosure requirements of ASC 825, Financial Instruments.

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

If the conversion feature does not require bifurcation under ASC 815, the convertible note is accounted for as a single liability measured at amortized cost in accordance with ASC 470-20, as amended by ASU 2020-06, which eliminated the beneficial conversion feature model.

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

Debt Discount and Debt Issue Costs

The Company records debt discounts and debt issue costs in connection with the issuance of debt instruments. Debt discounts arise from the issuance of warrants with notes (ASC 470-20 allocation), original issue discounts, and bifurcated derivative liabilities (if applicable). Debt issue costs include direct costs incurred in connection with the issuance of debt, such as legal fees and placement agent fees (including amounts withheld by the lender from the note proceeds at funding). These amounts are presented as a reduction of the carrying value of the related debt on the balance sheet and are amortized to interest expense over the term of the debt using the straight-line method. If a note is extinguished prior to maturity, any unamortized debt discount and debt issue costs are immediately recognized as a component of the gain or loss on extinguishment in accordance with ASC 470-50.

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

Common Stock Payable

Common stock payable represents the fair value of shares of the Company’s common stock that have been earned or sold but not yet physically issued by the transfer agent as of the balance sheet date. Common stock payable is classified as a component of stockholders’ equity (deficit). Upon physical issuance of the shares, the common stock payable balance is reclassified to common stock (at par value) and additional paid-in capital. Commitment shares represent shares of common stock issued or issuable to Lambda Ventures, LLC as consideration for its commitment to purchase shares of common stock under the Equity Purchase Agreement described in Note 6.

Segment Information

The Company operates as a single operating and reportable segment: the design, integration and support of green hydrogen production and refueling systems. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. The measure of segment profit or loss used by the CODM is consolidated net loss as presented in the accompanying statements of operations. The significant expense categories regularly provided to the CODM are those presented on the face of the statements of operations, including general and administrative expenses, depreciation, stock-based compensation, interest expense and the changes in fair value associated with the Company’s convertible notes and derivative liabilities; other segment items comprise the remaining amounts presented therein. Segment assets are the consolidated total assets reported on the accompanying balance sheets. This presentation is consistent with the segment disclosure included in the Company’s Registration Statement on Form S-1, applied to the current interim periods in accordance with ASU 2023-07.

NOTE 3 – GOING CONCERN

On July 31, 2026, we had an accumulated deficit of $53,209,782. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. We will be required to raise additional funds through public or private financing, additional collaborative relationships, or other arrangements until we are able to raise revenues to a point of positive cash flow. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 31, 2026	October 31, 2025
Vehicles	$36,500	$36,500
Small equipment	32,943	$32,943
Large equipment	1,683,122	1,669,954
Property and Equipment, Gross	$1,752,565	$1,739,397
Less: Accumulated depreciation	(608,578)	(416,208)
Property and Equipment, Net	$1,143,987	$1,323,189

Depreciation expense for the nine months ended July 31, 2026 and 2025 were $192,369 and $178,730, respectively.

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

As the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease. As of July 31, 2026, the ROU asset was $20,197 and operating lease liabilities were $20,702. The operating lease liabilities consist of a current portion of $20,702 and a non-current portion of $0. The weighted average remaining lease term was 0.33 years and the weighted average discount rate was 4.14%.

Remaining lease term as of July 31, 2026:

Year	Operating Lease Payment
Remainder of fiscal 2026	15,606
Fiscal 2027	5,202
Total Payments	$$20,808

Lease Not Yet Commenced

In April 2024, the Company entered into a lease agreement for an industrial facility located in Katy, Texas, intended to house a hydrogen processing plant. Under the lease, the landlord was obligated to construct the facility at the landlord's cost, and the lease term was to commence only upon completion of that construction and delivery of the premises to the Company.

As of July 31, 2026, the landlord’s construction had not been completed, the lease had not commenced, and the Company had not taken possession of the facility. Accordingly, no right-of-use asset or lease liability has been recorded on the Company’s balance sheet as of July 31, 2026. Through July 31, 2026, no base rent, additional rent, real property taxes, security deposit or other amounts had been paid or had become payable by the Company under the lease.

On September 15, 2026, the Company and the landlord entered into a Lease Termination and Mutual Release Agreement terminating the lease in its entirety prior to commencement. See Note 10 – Subsequent Events.

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

During the three months ended July 31, 2026, the transfer agent issued the 500,000 Initial Commitment Shares to Lambda Ventures LLC (see Equity Purchase Agreement below) and 33,334 shares of common stock under the Regulation A offering in settlement of $5,000 previously classified as common stock payable.

Stock Receivable

As of July 31, 2026 and October 31, 2025, the Company issued 13,750 shares of common stock under Regulation A offering to various shareholders that have not yet paid for shares; therefore, $13,750 has been classified as common stock receivable.

Stock Payable

As of July 31, 2026, $15,250 received from investors under the Company’s Regulation A offering remained classified as common stock payable pending issuance of the related shares by the transfer agent.

As of July 31, 2026, the Company sold 250,000 shares of common stock under its Regulation D offering to a shareholder that have not yet been issued by the transfer agent; therefore, $10,000 has been classified as common stock payable.

As of July 31, 2026, the Company had agreed to issue 500,000 shares of common stock to Lambda Ventures LLC as initial commitment shares in connection with the Equity Purchase Agreement dated April 27, 2026. The 500,000 Initial Commitment Shares were issued by the transfer agent during the three months ended July 31, 2026, and the related fair value of $55,000 (500,000 shares at $0.11 per share) was reclassified from common stock payable to common stock and additional paid-in capital.

As of July 31, 2026 and October 31, 2025, the Company had 102,355,323 and 100,795,491 shares of common stock issued and outstanding, respectively.

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

As consideration for the Investor’s commitment to enter into the Purchase Agreement, the Company agreed to issue to the Investor 500,000 shares of Common Stock as initial commitment shares (the “Initial Commitment Shares”), which are earned in full upon execution of the Purchase Agreement. In addition, each time aggregate gross proceeds received by the Company under the Purchase Agreement increase by $2,500,000 (each, a “Trigger Event”), the Company will issue additional shares of Common Stock to the Investor as a commitment fee (the “Fulfillment Commitment Shares” and, together with the Initial Commitment Shares, the “Commitment Shares”). If the Maximum Commitment Amount is fully drawn, a total of twelve (12) Trigger Events will have occurred. The Company also agreed to pay $10,000 to the Investor’s legal counsel for expenses relating to the preparation of the Purchase Agreement. In connection with the Purchase Agreement, on April 27, 2026, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission within thirty (30) calendar days from the date of the Registration Rights Agreement, covering the resale of the shares of Common Stock issuable under the Purchase Agreement, including the Initial Commitment Shares and Fulfillment Commitment Shares. The Company is required to have the registration statement declared effective within ninety (90) calendar days from the date of the Registration Rights Agreement. The Company filed the registration statement on Form S-1 on July 20, 2026, and it was declared effective by the Securities and Exchange Commission on July 24, 2026. The fair value of the Initial Commitment Shares was determined using the closing price of the Company's common stock on April 27, 2026 of $0.11 per share. The resulting $55,000, initially recorded as common stock payable in the quarter ended April 30, 2026, was reclassified to common stock and additional paid-in capital upon issuance of the shares by the transfer agent during the three months ended July 31, 2026, with a corresponding charge included in operating expenses in the accompanying statements of operations.

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

Authorized

Series A Preferred Stock

The Company has authorized 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share, of which 5,000,000 shares were issued and outstanding as of each of July 31, 2026 and October 31, 2025. Each outstanding share of Series A Preferred Stock entitles the holder to 55 votes on all matters submitted to a vote of the Company's shareholders. The holders of Series A Preferred Stock are not entitled to receive dividends and have no rights to any distribution upon the liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The Series A Preferred Stock is not convertible into common stock or any other security of the Company and is not subject to redemption.

Series B Preferred Stock

The Company has authorized 500,000 shares of Series B Preferred Stock, par value $0.001 per share, of which 360,000 shares were issued and outstanding as of each of July 31, 2026 and October 31, 2025. The holders of Series B Preferred Stock have no right to vote on any matters submitted to a vote of the Company's shareholders and are not entitled to receive dividends. Upon the liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, each holder of Series B Preferred Stock is entitled to receive, for each share held, out of the assets of the Company legally available for distribution, an amount equal to the distribution that would be made on a pro rata basis with the holders of the Company's common stock, calculated as if the Series B Preferred Stock had been converted into common stock as of the date immediately prior to the record date fixed for such distribution. Each holder of Series B Preferred Stock may, from time to time, convert any or all of such holder's shares into fully paid and non-assessable shares of common stock at a rate of 1,000 shares of common stock for each share of Series B Preferred Stock surrendered for conversion; provided, however, that no such conversion may be effected to the extent it would cause the holder's beneficial ownership, when aggregated with all other shares of common stock beneficially owned by such holder (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder), to exceed 4.99% of the Company's common stock issued and outstanding at such time. The Series B Preferred Stock is not subject to redemption.

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

As of July 31, 2026, the Company had multiple outstanding promissory notes payable to HNO Green Fuels, Inc. The notes bear interest at 2% per annum and were issued in connection with financing arrangements to support the Company’s operations. The following table summarizes the terms of these related-party notes payable, including original principal amounts, maturity dates (as extended), principal outstanding, and accrued interest as of July 31, 2026.

Issue Date	Original Principal	Maturity Date	Principal Outstanding	Accrued Interest
12/1/2021	$500,000	12/31/2026	$435,000	$15,207
5/31/2022	$590,000	5/31/2030	$590,000	$49,204
9/29/2022	$50,000	12/31/2026	$50,000	$1,748
10/20/2022	$50,000	12/31/2026	$50,000	$1,748
3/1/2023	$50,000	12/31/2026	$50,000	$1,748
3/8/2023	$50,000	12/31/2026	$50,000	$1,748
3/23/2023	$50,000	12/31/2026	$50,000	$1,748
4/3/2023	$50,000	12/31/2026	$50,000	$1,748
4/13/2023	$20,000	12/31/2026	$20,000	$699
4/17/2023	$30,000	12/31/2026	$30,000	$1,187
Total			$1,375,000	$76,785

Extension of Promissory Notes:

On December 29, 2025, the Company entered into nine separate Extension to Promissory Note agreements (the "December 2025 Extensions") with HNO Green Fuels, Inc., a Nevada corporation ("HNOGF"), a related party. These extensions amended nine promissory notes that were originally issued between December 1, 2021 and April 17, 2023, extending their maturity dates from December 31, 2025 to December 31, 2026. The extended notes bear interest at 2% per annum and have an aggregate outstanding principal balance of $785,000 as of July 31, 2026. The original issuance dates, principal amounts, and current balances of these notes are detailed in the table above. Accrued interest payable presented on the accompanying balance sheet of $76,913 additionally includes approximately $128 of accrued interest on other related-party balances arising in prior periods that is not associated with the notes detailed above. The Company has not imputed additional interest on these related-party borrowings. Any difference between the stated rates and market rates of interest would be accounted for as a capital transaction with the related party.
19

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

During the nine months ended July 31, 2026, HNO Green Fuels, Inc. advanced an additional $230,000 to the Company and the Company repaid $30,000 as partial repayment of previously advanced funds; the Company also repaid $15,000 to Mr. Owens as partial repayment of previously advanced funds, and Mr. Owens paid $45 of expenses on behalf of the Company, which was added to the advance balance.

These advances are unsecured, non-interest bearing and due on demand. As of July 31, 2026, and October 31, 2025, related party advances had outstanding balances of $1,273,430 and $1,088,385, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the nine months ended July 31, 2026, the Company entered into five convertible note financing transactions. The CFI Capital note was issued and fully repaid during the quarter ended April 30, 2026. The Jefferson Street Capital and Lambda Ventures (April 9, 2026) notes were issued during the quarter ended April 30, 2026 and remained outstanding as of July 31, 2026. On May 5, 2026, the Company issued two additional convertible notes, to Monroe Street Capital Partners, LP and to Lambda Ventures, LLC, each of which remained outstanding as of July 31, 2026. The material terms of each transaction are described below.

CFI Capital LLC – Issued and Repaid During the Quarter Ended April 30, 2026

On March 12, 2026, the Company issued an 8% Convertible Redeemable Note to CFI Capital LLC with a face value of $150,000, an original issue discount of $12,000, and a purchase price of $138,000. On April 7, 2026, the Company repaid the note in full for $158,397, consisting of principal of $150,000, a prepayment premium of $7,500, and accrued interest of $897. The entire unamortized original issue discount of $12,000 was written off to interest expense at repayment. The CFI Capital note had a zero balance as of July 31, 2026 and April 30, 2026. There was no CFI Capital activity during the three months ended July 31, 2026.

Jefferson Street Capital, LLC

On April 7, 2026, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC, a New Jersey limited liability company (the "JSC Buyer"), pursuant to which the Company issued a Convertible Promissory Note in the principal amount of $96,250 (the "JSC Note") and a Common Stock Purchase Warrant to purchase up to 385,000 shares of Common Stock at an exercise price of $0.25 per share, in exchange for gross proceeds of $87,500. After deduction of $3,000 in legal fees and $2,250 in placement agent fees withheld at funding, net proceeds to the Company were approximately $82,250.

The JSC Note has a principal amount of $96,250, which includes an original issue discount of $8,750. The JSC Note bears a one-time interest charge of 8% on the principal amount $7,700, which is guaranteed and earned in full as of the issue date. The JSC Note matures on April 7, 2027. The JSC Note is convertible, at the option of the JSC Buyer, at a conversion price equal to 60% of the lowest traded price of the Common Stock on the principal trading market during the twenty (20) trading days prior to the applicable conversion date. The JSC Buyer’s right to convert is subject to a 4.99% beneficial ownership limitation. Upon an event of default, the JSC Note shall become immediately due and payable at 150% of outstanding principal and accrued interest, and default interest accrues at the lesser of 18% per annum or the maximum rate permitted by law. The JSC Warrant is exercisable commencing April 7, 2026 and expires April 7, 2031.

Lambda Ventures, LLC – Convertible Note Issued April 9, 2026

On April 9, 2026, the Company entered into a Securities Purchase Agreement with Lambda Ventures, LLC, a Nevada limited liability company (the "LV Buyer"), pursuant to which the Company issued a Convertible Promissory Note in the principal amount of $96,250 (the "LV April Note") and a Common Stock Purchase Warrant to purchase up to 385,000 shares of Common Stock at an exercise price of $0.25 per share, in exchange for gross proceeds of $87,500. After deduction of $3,000 in legal fees and $2,250 in placement agent fees withheld at funding, net proceeds to the Company were approximately $82,250.

The LV April Note has a principal amount of $96,250, which includes an original issue discount of $8,750. The LV April Note bears a one-time interest charge of 8% on the principal amount $7,700, which is guaranteed and earned in full as of the issue date. The LV April Note matures on April 9, 2027. The LV April Note is convertible, at the option of the LV Buyer, at a conversion price equal to 60% of the lowest traded price of the Common Stock on the principal trading market during the twenty (20) trading days prior to the applicable conversion date. The LV Buyer’s right to convert is subject to a 4.99% beneficial ownership limitation. Upon an event of default, all outstanding principal and accrued interest shall become immediately due and payable, and default interest accrues at the lesser of 18% per annum or the maximum rate permitted by law. The LV April Warrant is exercisable commencing April 9, 2026 and expires April 9, 2031.

Monroe Street Capital Partners, LP – Convertible Note Issued May 5, 2026

On May 5, 2026, the Company entered into a Securities Purchase Agreement with Monroe Street Capital Partners, LP, a Delaware limited partnership (the "MSC Buyer"), pursuant to which the Company issued a Convertible Promissory Note in the principal amount of $67,500 (the "MSC Note") and a Common Stock Purchase Warrant to purchase up to 385,000 shares of Common Stock at an exercise price of $0.25 per share, in exchange for gross proceeds of $62,500. The MSC Buyer withheld $3,000 from the proceeds at funding to cover legal fees and an additional $1,875 to cover placement agent fees payable to Craft Capital Management LLC (CRD# 171350), resulting in net proceeds to the Company of approximately $57,625.

The MSC Note has a principal amount of $67,500, which includes an original issue discount of $5,000. The MSC Note bears a one-time interest charge of 8% on the principal amount $5,400, which is guaranteed and earned in full as of the issue date. The MSC Note matures on May 5, 2027. The MSC Note is convertible, at the option of the MSC Buyer, at any time on or following the issue date, at a conversion price equal to 60% of the lowest traded price of the Common Stock on the principal trading market during the twenty (20) trading days prior to the applicable conversion date. The MSC Buyer is entitled to deduct $1,750 from the conversion amount in each notice of conversion, and the MSC Buyer’s right to convert is subject to a 4.99% beneficial ownership limitation. Upon an event of default, the MSC Note shall become immediately due and payable at 150% of outstanding principal and accrued interest, and default interest accrues at the lesser of 18% per annum or the maximum rate permitted by law. Events of default include, among others, failure to maintain a minimum market capitalization of $3,000,000 on any trading day, cross-default with other indebtedness, consummation of a Variable Rate Transaction, failure to maintain the required share reserve, and failure to comply with Exchange Act reporting requirements. The MSC Warrant is exercisable commencing May 5, 2026 and expires May 5, 2031. The Company irrevocably reserved 20,000,000 shares of Common Stock for issuance upon conversion of the MSC Note and exercise of the MSC Warrant.

Lambda Ventures, LLC – Convertible Note Issued May 5, 2026

Also on May 5, 2026, the Company entered into a separate Securities Purchase Agreement with Lambda Ventures, LLC, pursuant to which the Company issued a Convertible Promissory Note in the principal amount of $67,500 (the "LV May Note") and a Common Stock Purchase Warrant to purchase up to 385,000 shares of Common Stock at an exercise price of $0.25 per share, on substantially the same terms as the MSC Note, in exchange for gross proceeds of $62,500. The LV Buyer withheld $3,000 in legal fees, $1,875 in placement agent fees payable to Craft Capital Management LLC (CRD# 171350), and an additional $10,000 in lender legal counsel fees, resulting in net proceeds to the Company of approximately $47,625.

The LV May Note has a principal amount of $67,500, which includes an original issue discount of $5,000. The LV May Note bears a one-time interest charge of 8% on the principal amount $5,400, which is guaranteed and earned in full as of the issue date. The LV May Note matures on May 5, 2027. The LV May Note is convertible, at the option of the LV Buyer, at any time on or following the issue date, at a conversion price equal to 60% of the lowest traded price of the Common Stock on the principal trading market during the twenty (20) trading days prior to the applicable conversion date. The LV Buyer is entitled to deduct $1,750 from the conversion amount in each notice of conversion, and the LV Buyer’s right to convert is subject to a 4.99% beneficial ownership limitation. Upon an event of default, the LV May Note shall become immediately due and payable at 150% of outstanding principal and accrued interest, and default interest accrues at the lesser of 18% per annum or the maximum rate permitted by law. The LV May Warrant is exercisable commencing May 5, 2026 and expires May 5, 2031. The Company irrevocably reserved 20,000,000 shares of Common Stock for issuance upon conversion of the LV May Note and exercise of the LV May Warrant. Both May 5, 2026 notes were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D.
21

Convertible Notes Payable

The following table summarizes the carrying value of convertible notes payable outstanding as of July 31, 2026:

	JSC Note	LV April Note	MSC Note	LV May Note	Total
Principal amount	$96,250	$96,250	$67,500	$67,500	$327,500
Add: Guaranteed interest payable	7,700	7,700	5,400	5,400	26,200
Gross note balance	103,950	103,950	72,900	72,900	353,700
Less: Original issue discount	(5,993)	(6,041)	(3,808)	(3,809)	(19,651)
Less: Guaranteed interest cost	(5,274)	(5,316)	(4,113)	(4,113)	(18,816)
Less: Warrant discount (ASC 470-20)	(24,802)	(31,472)	(30,649)	(30,648)	(117,571)
Less: Derivative discount	(31,534)	(25,314)	(13,241)	(5,625)	(75,714)
Less: Debt issue costs	(3,596)	(3,625)	(3,713)	(11,329)	(22,263)
Net carrying value	$32,751	$32,182	$17,376	$17,376	$99,685

All four notes were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D.

Warrant Accounting – ASC 470-20 Allocation

Each convertible note was issued with a detachable Common Stock Purchase Warrant. The fair value of each warrant was determined using the Black-Scholes option pricing model at the grant date and credited to additional paid-in capital, with a corresponding debt discount amortized to interest expense over the note term. Each warrant satisfies the fixed-for-fixed criteria under ASC 815-40 (fixed exercise price of $0.25 and a fixed number of shares) and is classified as an equity instrument that is not remeasured after issuance.

Black-Scholes Assumptions

The following assumptions were used in the Black-Scholes valuation of each warrant tranche. July 31, 2026 fair values are presented for informational purposes only; as equity-classified instruments, the warrants are not remeasured through earnings.

Jefferson Street Capital Warrant

Parameter	Issuance (April 7, 2026)	July 31, 2026 (Informational)
Stock Price (S)	$0.0946	$0.0900
Exercise Price (K)	$0.2500	$0.2500
Expected Term (Years)	5.00	4.68
Risk-Free Rate	3.95%	4.45%
Expected Volatility (σ)	257.85%	435.78%
Expected Dividend Yield	0.00%	0.00%
d₁	2.7486	4.6274
d₂	(3.0171)	(4.8000)
N(d₁)	0.9970	1.0000
N(d₂)	0.0013	0.0000
Fair Value Per Share	$0.0941	$0.0900
Total Warrant Fair Value	$36,211	$34,650

Lambda Ventures Warrant (April 9, 2026)

Parameter	Issuance (April 9, 2026)	July 31, 2026 (Informational)
Stock Price (S)	$0.1190	$0.0900
Exercise Price (K)	$0.2500	$0.2500
Expected Term (Years)	5.00	4.69
Risk-Free Rate	3.91%	4.45%
Expected Volatility (σ)	258.54%	435.78%
Expected Dividend Yield	0.00%	0.00%
d₁	2.7960	4.6326
d₂	(2.9852)	(4.8049)
N(d₁)	0.9974	1.0000
N(d₂)	0.0014	0.0000
Fair Value Per Share	$0.1184	$0.0900
Total Warrant Fair Value	$45,584	$34,650

Monroe Street Capital Warrant

Parameter	Issuance (May 5, 2026)	July 31, 2026 (Informational)
Stock Price (S)	$0.1046	$0.0900
Exercise Price (K)	$0.2500	$0.2500
Expected Term (Years)	5.00	4.76
Risk-Free Rate	4.08%	4.45%
Expected Volatility (σ)	308.67%	435.78%
Expected Dividend Yield	0.00%	0.00%
d₁	3.3544	4.6686
d₂	(3.5477)	(4.8390)
N(d₁)	0.9996	1.0000
N(d₂)	0.0002	0.0000
Fair Value Per Share	$0.1045	$0.0900
Total Warrant Fair Value	$40,240	$34,650

Lambda Ventures Warrant (May 5, 2026)

Parameter	Issuance (May 5, 2026)	July 31, 2026 (Informational)
Stock Price (S)	$0.1046	$0.0900
Exercise Price (K)	$0.2500	$0.2500
Expected Term (Years)	5.00	4.76
Risk-Free Rate	4.08%	4.45%
Expected Volatility (σ)	308.67%	435.78%
Expected Dividend Yield	0.00%	0.00%
d₁	3.3544	4.6686
d₂	(3.5477)	(4.8390)
N(d₁)	0.9996	1.0000
N(d₂)	0.0002	0.0000
Fair Value Per Share	$0.1045	$0.0900
Total Warrant Fair Value	$40,240	$34,650

Risk-free rates reflect the 5-year Constant Maturity Treasury rate for each measurement date per the U.S. Department of the Treasury Daily Par Yield Curve (4.08% at May 5, 2026; 4.45% at July 31, 2026; issuance-date rates for the April notes as previously disclosed).

Loss on Issuance of Convertible Notes for the Three Months Ended July 31, 2026

At issuance of each May 5, 2026 note, the fair value of the bifurcated conversion-feature derivative was recorded as a debt discount only to the extent of the remaining carrying-value capacity of the note; the excess was recognized immediately as a day-one loss on issuance, consistent with the policy applied in the quarter ended April 30, 2026:

	MSC Note	LV May Note	Total
Note Face Value	$67,500	$67,500	$135,000
Guaranteed Interest	5,400	5,400	10,800
Gross Note Balance	72,900	72,900	145,800
(a) Original Issue Discount (OID)	(5,000)	(5,000)	(10,000)
(b) Guaranteed Interest Charge	(5,400)	(5,400)	(10,800)
(c) Warrant Fair Value (Black-Scholes)	(40,239)	(40,240)	(80,479)
(d) Debt Issue Costs	(4,875)	(14,875)	(19,750)
Remaining capacity for derivative discount	17,386	7,385	24,771
Derivative Liability — Intrinsic Value at Issuance	84,000	84,000	168,000
Less: Derivative discount recorded (capped)	(17,386)	(7,385)	(24,771)
Day-one loss on issuance of note	$66,614	$76,615	$143,229

For the nine months ended July 31, 2026, total day-one losses on issuance of convertible notes were $243,811, comprising $100,582 recognized in the quarter ended April 30, 2026 (JSC Note $23,261 and LV April Note $77,321) and $143,229 recognized in the quarter ended July 31, 2026. These day-one losses, net of the $12,421 gain recognized upon the conversion of the Newlan Law Firm, PLLC convertible note during the quarter ended January 31, 2026, comprise the $231,390 net loss on fair value of convertible notes presented in the accompanying statements of operations for the nine months ended July 31, 2026.

Outstanding Warrants

The following table summarizes the common stock purchase warrants outstanding as of July 31, 2026:

Holder	Issue Date	Shares	Exercise Price	Expiration	Grant-Date FV
Jefferson Street Capital, LLC	Apr 7, 2026	385,000	$0.25	Apr 7, 2031	$36,211
Lambda Ventures, LLC	Apr 9, 2026	385,000	$0.25	Apr 9, 2031	$45,584
Monroe Street Capital Partners, LP	May 5, 2026	385,000	$0.25	May 5, 2031	$40,240
Lambda Ventures, LLC	May 5, 2026	385,000	$0.25	May 5, 2031	$40,240
Total		1,540,000	$0.25		$162,275

As of July 31, 2026, there were 1,540,000 warrants outstanding, all with an exercise price of $0.25 per share. All warrants may be exercised on a cashless basis when the market price of the Common Stock exceeds the exercise price and no effective registration statement covers the resale of the warrant shares. All warrants are subject to a 4.99% beneficial ownership limitation.

Interest Expense on Convertible Notes – Three and Nine Months Ended July 31, 2026

The following summarizes non-cash interest expense recognized in connection with convertible notes payable during the three months ended July 31, 2026:

JSC Note: OID amortization $2,205; guaranteed interest $1,941; warrant discount amortization $9,127; derivative discount amortization $11,604; debt issue cost $1,323; total $26,201.

LV April Note: OID amortization $2,205; guaranteed interest $1,941; warrant discount amortization $11,490; derivative discount amortization $9,242; debt issue cost $1,323; total $26,201.

MSC Note: OID amortization $1,192; guaranteed interest $1,287; warrant discount amortization $9,591; derivative discount amortization $4,144; debt issue cost $1,162; total $17,376.

LV May Note: OID amortization $1,192; guaranteed interest $1,287; warrant discount amortization $9,591; derivative discount amortization $1,760; debt issue cost $3,546; total $17,376.

Total interest expense on convertible notes was $87,154 for the three months ended July 31, 2026 and $112,582 for the nine months ended July 31, 2026 (including $12,897 related to the CFI Capital note repaid in April 2026, of which $12,000 was the write-off of unamortized original issue discount upon extinguishment). Together with $6,932 of interest accrued on related-party notes payable (Note 8), total interest expense per the accompanying statements of operations was $94,086 for the three months ended July 31, 2026; the nine-month total of $140,651 comprises the $112,582 of convertible note interest, $20,569 of interest on related-party notes payable and the $7,500 prepayment premium on the CFI Capital note.

Embedded Conversion Features – ASC 815 Analysis

Each of the JSC Note, LV April Note, MSC Note and LV May Note contains a variable conversion feature providing for conversion at 60% of the lowest traded price of the Company’s Common Stock during the 20 trading days prior to conversion. The Company evaluated each embedded conversion feature under ASC 815, Derivatives and Hedging. Because the conversion price of each note is indexed to a variable market price rather than fixed, and because each note may be settled in a variable number of shares, the embedded conversion features fail the fixed-for-fixed test and do not qualify for the equity scope exception under ASC 815-40-15. Accordingly, the Company bifurcated each conversion feature from its host debt instrument and recorded it as a derivative liability at fair value in accordance with ASC 815-15, remeasured at each reporting date with changes in fair value recognized in earnings. The fair value of each derivative liability is measured using the intrinsic value method at each measurement date: Fair Value = (Total Face Obligation ÷ Conversion Price) × max(Stock Price − Conversion Price, 0), where the conversion price equals 60% of the lowest traded price of the Common Stock during the 20 trading days preceding the measurement date. The measurement for each note is set out below.

Revision of Previously Reported Interim Amounts

In connection with the preparation of these financial statements, the Company determined that the derivative liabilities at April 30, 2026 had been measured using the lowest closing price of the Common Stock during the applicable look-back period rather than the lowest traded price required by the contractual conversion terms. The April 30, 2026 measurements have been revised to a conversion price of $0.0486 (60% × the $0.0810 lowest traded price), which increased the derivative liabilities at that date from $192,500, as previously reported, to $236,989 and increased the loss on change in fair value of derivative liabilities and the net loss for the three months ended April 30, 2026 by $44,489, to a revised net loss of $445,314 for that quarter. The revision has no effect on the amounts reported for the nine months ended July 31, 2026, on the July 31, 2026 balance sheet, or on cash flows for any period. The Company has evaluated the revision under SEC Staff Accounting Bulletin No. 99 and concluded that it is not material to the previously issued interim financial statements.

JSC Note

Because the conversion price of the Note is variable and indexed to future market prices rather than being fixed, the embedded conversion feature was bifurcated from the host debt and recorded as a derivative liability at fair value. At April 30, 2026, as revised (see below), the conversion price was $0.0486 (60% × the $0.0810 20-trading-day low traded price), yielding an intrinsic value of $0.0554 per share and approximately 2,138,889 shares issuable upon full conversion, resulting in a derivative liability of $118,494. At July 31, 2026, the conversion price was $0.0396 (60% × $0.0660 20-trading-day low traded price), and the closing stock price was $0.0900, yielding an intrinsic value of $0.0504 per share and approximately 2,625,000 shares issuable upon full conversion, resulting in a derivative liability of $132,300.

Derivative Liability — Conversion Feature	Amount
Balance — April 30, 2026	$118,494
Change in fair value — loss	13,806
Balance — July 31, 2026	$132,300

LV April Note

The embedded conversion feature of the LV April Note was likewise bifurcated and recorded as a derivative liability at fair value. At April 30, 2026, as revised (see below), the conversion price was $0.0486 (60% × the $0.0810 20-trading-day low traded price), yielding an intrinsic value of $0.0554 per share and approximately 2,138,889 shares issuable upon full conversion, resulting in a derivative liability of $118,494. At July 31, 2026, the conversion price was $0.0396 (60% × $0.0660), and the closing stock price was $0.0900, yielding an intrinsic value of $0.0504 per share and approximately 2,625,000 shares issuable upon full conversion, resulting in a derivative liability of $132,300.

Derivative Liability — Conversion Feature	Amount
Balance — April 30, 2026	$118,494
Change in fair value — loss	13,806
Balance — July 31, 2026	$132,300

MSC Note

Because the conversion price of the MSC Note is variable and indexed to future market prices rather than being fixed, the embedded conversion feature was bifurcated from the host debt and recorded as a derivative liability at fair value at issuance. At May 5, 2026 (issuance), the estimated conversion price was $0.0486 (60% × $0.0810 20-trading-day low traded price), and the closing stock price was $0.1046, yielding an intrinsic value of $0.0560 per share and approximately 1,500,000 shares issuable upon full conversion, resulting in a derivative liability of $84,000. At July 31, 2026, the conversion price was $0.0396 (60% × $0.0660), and the closing stock price was $0.0900, yielding an intrinsic value of $0.0504 per share and approximately 1,840,909 shares issuable upon full conversion, resulting in a derivative liability of $92,782.

Derivative Liability — Conversion Feature	Amount
Initial recognition — May 5, 2026 (issuance)	$84,000
Change in fair value — loss	8,782
Balance — July 31, 2026	$92,782

LV May Note

The embedded conversion feature of the LV May Note was likewise bifurcated and recorded as a derivative liability at fair value at issuance. At May 5, 2026 (issuance), the estimated conversion price was $0.0486 (60% × $0.0810), and the closing stock price was $0.1046, yielding an intrinsic value of $0.0560 per share and approximately 1,500,000 shares issuable upon full conversion, resulting in a derivative liability of $84,000. At July 31, 2026, the conversion price was $0.0396 (60% × $0.0660), and the closing stock price was $0.0900, yielding an intrinsic value of $0.0504 per share and approximately 1,840,909 shares issuable upon full conversion, resulting in a derivative liability of $92,782.

Derivative Liability — Conversion Feature	Amount
Initial recognition — May 5, 2026 (issuance)	$84,000
Change in fair value — loss	8,782
Balance — July 31, 2026	$92,782

Summary — Derivative Liabilities

The following table presents the roll-forward of the combined derivative liability for the three months ended July 31, 2026:

Derivative Liability — Conversion Features	Amount
Balance — April 30, 2026	$236,989
Initial recognition — notes issued May 5, 2026	168,000
Change in fair value — loss	45,175
Balance — July 31, 2026	$450,164

The loss on change in fair value of derivative liabilities of $45,175 for the three months ended July 31, 2026 ($98,878 for the nine months ended July 31, 2026) was principally attributable to the decline in the 20-trading-day low traded price used to determine the conversion price, from $0.0810 at April 30, 2026 to $0.0660 at July 31, 2026, which decreased the conversion price to $0.0396 and correspondingly increased both the number of shares issuable upon conversion and the intrinsic value of the conversion features, together with the initial recognition of the conversion features embedded in the notes issued May 5, 2026.
26

Fair Value Measurements – Level 3

The derivative liabilities are measured at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy because the intrinsic-value measurement relies on a Company-specific valuation model with significant unobservable inputs. Significant inputs at July 31, 2026 included the 20-trading-day low traded price ($0.0660), the resulting conversion price ($0.0396), the closing stock price ($0.0900), and the total face obligations of the notes ($353,700 in the aggregate). An increase (decrease) in the 20-trading-day low traded price would decrease (increase) the number of shares issuable upon conversion and generally decrease (increase) the fair value of the derivative liabilities, while an increase (decrease) in the stock price relative to the conversion price would increase (decrease) the intrinsic value per share. The equity-classified warrants are measured at fair value only at the grant date using the Black-Scholes model (Level 3 inputs, including expected volatility of 257.85%–308.67% derived from 180 trading days of historical prices) and are not remeasured.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 17, 2026, which represents the date the financial statements were issued, and no events other than discussed below have occurred through that date that would impact the financial statements.

Stock Issued

On August 20, 2026, the Company issued 497,967 shares of common stock upon partial conversion of the convertible promissory note issued to Monroe Street Capital Partners, LP on May 5, 2026, at a conversion price of $0.0246 per share, in settlement of $12,250, consisting of $10,500 of principal and $1,750 of fees.

On August 27, 2026, the Company issued 402,381 shares of common stock upon partial conversion of the convertible promissory note issued to Lambda Ventures, LLC on April 9, 2026, at a conversion price of $0.0210 per share, in settlement of $8,450, consisting of $6,700 of accrued interest and $1,750 of fees.

On September 16, 2026, the Company issued 738,095 shares of common stock upon partial conversion of the convertible promissory note issued to Lambda Ventures, LLC on April 9, 2026, at a conversion price of $0.0105 per share, in settlement of $7,750, consisting of $5,000 of principal, $1,000 of accrued interest and $1,750 of fees.

Note Issued

On September 4, 2026, the Company entered into a Securities Purchase Agreement with CFI Capital LLC, pursuant to which the Company issued a 6% convertible redeemable note in the principal amount of $210,000, with an original issue discount of $21,000, resulting in a purchase price of $189,000. The note matures on September 4, 2027 and bears interest at 6% per annum, payable in shares of common stock. Beginning six months after issuance, the holder may convert the outstanding principal and accrued interest into shares of common stock at a conversion price equal to 60% of the lowest trading price of the Company's common stock during the 20 trading days prior to conversion, subject to adjustment. The note may be prepaid within 180 days of issuance at 105% to 140% of the outstanding principal plus accrued interest, depending on the date of prepayment. The Company reserved 49,295,775 shares of common stock for conversions under the note.

Lease Termination

On September 15, 2026, the Company and Clay Road Real Estate, LLC entered into a Lease Termination and Mutual Release Agreement with respect to the Company's April 2024 lease of an industrial facility in Katy, Texas. The facility contemplated by the lease was never constructed, the premises were never delivered to the Company, the lease term never commenced, and the Company never took possession of or occupied the premises. Under the agreement, the lease was terminated in its entirety, the parties granted each other a mutual release of all claims arising under or relating to the lease, any guaranty of the lease was terminated and released, and the parties confirmed that no rent, security deposit, construction or build-out costs, or any other amounts are or will become due from either party. Because no right-of-use asset or lease liability had been recorded and no amounts had been paid under the lease, the termination did not result in any gain, loss or other charge to the Company's financial statements.

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

HNO is at the forefront of developing innovative integrated products that cater to various uses of green hydrogen, both current and future. These include:

•	Hydrogen refueling and generation systems for Fuel Cell Electric vehicles, such as forklifts, drones, cars, and trucks, as well as for zero-emission heating and cooking applications.
•	Small to mid-scale green hydrogen production facilities with a capacity of 100kg/day to 2,000 (or more) kg/day. These facilities can help decarbonize industrial processes and increase the use of hydrogen and hydrogen-based fuels for transportation and material handling.
•	Hydrogen technologies that decrease emissions and maintenance for existing gasoline and diesel internal combustion engines. This can aid companies in decarbonizing their operations in the short term.

Results of Operations

For the three months ended July 31, 2026 and 2025

Revenue

All revenue recognized in the current fiscal year was earned in the quarter ended April 30, 2026 from the facilitation of the delivery of hydrogen equipment and related integration support. The Company concluded that it acted as an agent with respect to the equipment component of that arrangement, as it did not take control of the goods and the third-party supplier shipped directly to the customer. Accordingly, revenue was recognized on a net basis, limited to the Company’s retained margin.

Cost of Goods Sold

Cost of Goods Sold consists of direct expenses related to hydrogen engineering services and combustion solution projects, including materials, subcontracted labor, and other project-specific implementation costs. For the three months ended July 31, 2026 and 2025, total cost of sales was $0 and $0, respectively, as the Company recognized no revenue in either period.

Gross Profit

For the three months ended July 31, 2026 and 2025, gross profit was $0 and $0, respectively, as no revenue was recognized in either period.

Operating Expenses

General and administrative expenses were $186,014 for the three months ended July 31, 2026, compared to $180,560 during the same period in 2025, an increase of $5,454.

Depreciation expense decreased by $3,026 to $63,716 for the three months ended July 31, 2026, compared to $66,742 for the same period in 2025, reflecting a $1,229 reversal of prior-period over-depreciation recorded in the current quarter and small equipment reaching the end of its depreciable life, partially offset by depreciation on equipment additions.

Advertising and marketing expenses were $0 for the three months ended July 31, 2026, compared to $2,610 for the same period in 2025. The decrease was due to reduced outreach activities compared to the prior year, which had higher spending to support the Company’s hydrogen engineering and combustion solutions.

Net Loss

Net loss for the three months ended July 31, 2026, was $532,209 compared to a net loss of $498,010 during the same period in 2025.

For the nine months ended July 31, 2026 and 2025

Revenue

For the nine months ended July 31, 2026 and 2025, the Company recognized revenue of $33,821 and $43,708, respectively. Revenue in the current period was generated from the facilitation of the delivery of hydrogen equipment and related integration support. The Company concluded that it acted as an agent with respect to the equipment component of the arrangement, as it did not take control of the goods and the third-party supplier shipped directly to the customer. As a result, revenue was recognized on a net basis, limited to the Company’s retained margin.

Cost of Goods Sold

Cost of Goods Sold consists of direct expenses related to hydrogen engineering services and combustion solution projects, including materials, subcontracted labor, and other project-specific implementation costs. For the nine months ended July 31, 2026 and 2025, total cost of sales was $0 and $0, respectively. The Company acted as an agent in facilitating delivery of certain hydrogen refueling equipment during the 2026 period and did not generate separate cost of goods sold.

Gross Profit

For the nine months ended July 31, 2026 and 2025, gross profit was $33,821 and $43,708, respectively. These amounts reflect revenue generated from the facilitation of the delivery of hydrogen equipment and integration support services. As the Company was acting as an agent with respect to the equipment delivered by a third-party vendor, no cost of goods sold was recognized, and gross profit equaled the margin retained.

Operating Expenses

General and administrative expenses were $472,583 for the nine months ended July 31, 2026, a decrease of $324,406 from $796,989 in the comparable period of 2025. The decrease was attributable primarily to a decrease in contract labor costs, partially offset by increases in other operating costs.

Depreciation expense increased by $13,639 to $192,369 for the nine months ended July 31, 2026, compared to $178,730 for the same period in 2025, reflecting depreciation on additions to property and equipment.

Advertising and marketing expenses were $2,559 for the nine months ended July 31, 2026, compared to $22,770 for the same period in 2025, a decrease of $20,211. The decrease was due to reduced outreach activities compared to the prior year, which had higher spending to support the Company’s hydrogen engineering and combustion solutions.

Net Loss

Net loss for the nine months ended July 31, 2026, was $1,159,592 compared to a net loss of $6,429,469 during the same period in 2025.

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

Liquidity and Capital Resources

We incurred a net loss for the three months ended July 31, 2026 of $532,209 and had an accumulated deficit of $53,209,782 at July 31, 2026. At July 31, 2026, we had a cash balance of $69,427, compared to a cash balance of $9,525 at October 31, 2025. At July 31, 2026, the working capital deficit was $3,031,505, compared to a working capital deficit of $2,422,574 at October 31, 2025. The increase principally reflects the recognition of $450,164 of derivative liabilities associated with the April and May 2026 convertible note financings and growth in related-party advances and convertible notes payable during the period, partially offset by cash provided by financing activities. Our existing and available capital resources are not expected to be sufficient to satisfy our funding requirements through one year from the date of this filing in the absence of share issuances or other sources of financing.

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

The Company will need to raise additional capital through equity financings or other means in order to continue operations and meet its obligations. Failure to obtain additional funding could have a material adverse effect on our financial condition and the results of operations. While we do not currently generate sufficient cash from operations, we have access to certain external sources of financing. These include the Equity Purchase Agreement we entered into with Lambda Ventures LLC on April 27, 2026, under which we may sell up to $30,000,000 of our common stock over a period of up to 24 months; our ongoing Regulation A offering; and convertible note financings, including the Jefferson Street Capital and Lambda Ventures notes issued in April 2026 and the Monroe Street Capital Partners and Lambda Ventures notes issued in May 2026. Our ability to access these sources is subject to significant conditions and limitations. Sales under the Equity Purchase Agreement are subject to the effectiveness of a resale registration statement covering the underlying shares, per-put dollar limits, and the prevailing market price of our common stock, and amounts realizable under our Regulation A offering and any future note financings depend on investor demand and market conditions. There can be no assurance that financing from these sources will be available in amounts sufficient, or on terms acceptable, to meet our needs. Accordingly, we will need to raise additional capital through equity financings or other means in order to continue operations and meet our obligations, and failure to obtain additional funding could have a material adverse effect on our financial condition and results of operations.

Cash Flow

For the Nine months Ended July 31, 2026 and 2025

The following table summarizes our cash flows for the periods indicated below:

	For the Nine months Ended July 31, 2026	For the Nine months Ended July 31, 2025
Cash Used in Operating Activities	$(437,226)	$(877,827)
Cash Provided by Financing Activities	510,295	1,067,500
Cash Used in investing activities	$(13,167)	$(177,944)

Cash Used in Operating Activities

During the nine months ended July 31, 2026, cash used in operating activities amounted to $(437,226), primarily reflecting our net loss of $(1,159,592). This was partially offset by non-cash items, including depreciation of $192,369, non-cash interest expense of $111,685, a loss on change in fair value of convertible notes of $231,390, a loss on derivative liability of $98,878 and commitment shares issued for financing expense of $55,000. Changes in operating assets and liabilities included a decrease in accounts receivable of $332,669, a decrease in other receivable of $1,000, a decrease in accounts payable of $320,180, an increase in accrued interest payable of $20,568, and a net change in operating lease right-of-use assets and lease liabilities of $(1,013).

During the nine months ended July 31, 2025, cash used in operating activities amounted to $(877,827), primarily reflecting our net loss of $(6,429,469). This was largely offset by non-cash items, primarily $5,333,937 of stock-based compensation, depreciation of $178,730, a loss on write-off of intangible assets of $105,190, legal services provided in exchange for a convertible note of $45,000, and a loss on change in fair value of convertible notes of $15,000. Changes in operating assets and liabilities included a decrease in accounts payable of $129,137, a decrease in accrued payroll of $17,762, an increase in accrued interest payable of $20,569, and a net change in operating lease right-of-use assets and lease liabilities of $115.

Cash Provided by Financing Activities

During the nine months ended July 31, 2026, cash provided by financing activities was $510,295, which consisted of net proceeds from related party advances of $185,045, proceeds from the sale of common stock of $67,500, and proceeds from the issuance of convertible notes payable of $407,750, partially offset by the repayment of the CFI Capital convertible note of $150,000.

During the nine months ended July 31, 2025, cash provided by financing activities was $1,067,500, which consisted of net proceeds from related party advances of $131,000 and proceeds from the sale of common stock of $936,500.

Cash Used in Investing Activities

During the nine months ended July 31, 2026, cash used in investing activities was $(13,167), which consisted of the purchase of property and equipment and long-term assets.

During the nine months ended July 31, 2025, cash used in investing activities was $(177,944), which consisted of the purchase of property and equipment and long-term assets.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended July 31, 2026, the Company incurred a net loss of $1,159,592 and used cash in operating activities of $437,226, and on July 31, 2026, had stockholders’ deficit of $2,457,321. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, the fair value of derivative liabilities and embedded conversion features, the useful lives of property and equipment, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Based-Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the cost of equity instrument awards, issued in exchange for services, including those issued to employees and predominantly to consultants, be measured at the grant-date fair value. The Company does not adhere to a formal stock-based compensation plan; rather, it issues stock awards on a discretionary basis as part of compensation agreements with selected consultants and employees. Compensation for stock-based awards is recognized as a non-cash expense on the income statement. The fair value of restricted stock grants is determined using the closing market price on the grant date, adjusted for an appropriate discount to reflect the restrictions on transferability and marketability of the shares. The discount is calculated using a weighted average of comparable restricted stock transactions, which better reflects the economic impact of larger issuances and provides a more accurate representation of fair value under ASC 718. The cost is recognized over the period during which the award recipient is required to perform services, typically known as the vesting period. The total compensation cost related to vested stock-based awards is recognized as the awards vest; the Company accounts for forfeitures as they occur. The expense related to stock-based compensation is included within the same income statement lines as cash compensation for the consultants and employees who receive the awards. The Company has elected to account for forfeitures as they occur. Accordingly, compensation cost is recognized for all awards granted, and previously recognized compensation cost for unvested awards is reversed in the period an award is forfeited. Stock-based compensation expense is presented as a separate line item in the condensed consolidated statements of operations. As of the report date, the Company has not established any plans to issue dividends on stock-based awards. Excess tax benefits and tax deficiencies arising from share-based payment awards are recognized as a component of income tax expense or benefit in the period in which the awards vest or are settled. The Company maintains a full valuation allowance against its deferred tax assets; accordingly, no income tax benefit has been recognized in connection with share-based compensation for the periods presented.

Employee Benefits

During the nine months ended July 31, 2026, the Company paid $2,970 in employer retirement contributions, representing 3% of semi-monthly payroll for one employee over twelve pay periods. During the three months ended July 31, 2026, the Company paid $1,485 in such contributions, representing six pay periods. These contributions are made in accordance with the terms of the Company's state-mandated retirement plan for eligible employees and are recorded as employee benefits expense in the period incurred.

Fair Value Measurement of Convertible Instruments

Convertible Notes and Embedded Derivatives

The Company evaluates convertible financial instruments at issuance to determine the appropriate classification and measurement model. The Company first assesses whether an instrument is within the scope of ASC 480, Distinguishing Liabilities from Equity — including whether it embodies an unconditional obligation to be settled in a variable number of shares for a fixed monetary amount — and then evaluates any embedded conversion features under ASC 815, Derivatives and Hedging.

Embedded conversion features are bifurcated from the host debt instrument and accounted for separately as derivative liabilities when the feature is not clearly and closely related to the host contract and does not qualify for the scope exception in ASC 815-40-15. The Company's outstanding convertible notes are convertible at a discount to the market price of the Common Stock, so the number of shares issuable is not fixed and the conversion features fail the fixed-for-fixed criterion. Accordingly, each conversion feature has been bifurcated and recorded as a derivative liability at fair value, remeasured at each reporting date with changes recognized in earnings as change in fair value of derivative liabilities.

The convertible note hosts are carried at amortized cost, net of unamortized original issue discounts, debt discounts recognized upon bifurcation of the embedded derivatives and the relative fair value of warrants issued with the notes, and debt issuance costs. These discounts are accreted to interest expense over the term of each note using the straight-line method, which approximates the effective interest method.

Derivative liabilities are measured at fair value in accordance with ASC 820, Fair Value Measurement. Because the measurement relies on a Company-specific model incorporating significant unobservable inputs, the derivative liabilities are classified within Level 3 of the fair value hierarchy. Significant inputs include the market price of the Common Stock, the contractual discount applied in determining the conversion price, the applicable look-back price over the twenty trading days preceding the measurement date, and the total face obligation of each note.

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

The Company recognized no revenue during the three months ended July 31, 2026 and 2025. During the nine months ended July 31, 2026 and 2025, the Company recognized $33,821 and $43,708, respectively, in revenue related to the facilitation of delivery of hydrogen refueling equipment and related services. Based on its evaluation of the arrangement, the Company determined that it acted as an agent with respect to the facilitation of delivery of equipment, as it did not obtain control of the goods and the third-party vendor delivered directly to the customer. As a result, revenue was recognized on a net basis, excluding gross billings and associated third-party costs, in accordance with ASC 606.

Proposed Transactions

Other than sales of common stock under its ongoing Regulation A offering and potential draw-downs under the Equity Purchase Agreement with Lambda Ventures LLC (see Note 6), the Company is not anticipating any transactions.

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

Outstanding Share Data

As of July 31, 2026, the following securities were outstanding:

Common Stock: 102,355,323 shares

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties consistent with control objectives; (ii) ineffective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended July 31, 2026.

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

HNO INTERNATIONAL, INC.

September 21, 2026	By: /s/ Donald Owens Donald Owens, Chief Executive Officer (Principal Executive Officer)

September 21, 2026	By: /s/ Hossein Haririnia Hossein Haririnia, Treasurer (Principal Financial and Accounting Officer)

